Form 10-Q
period 2009-06-30
OPTION PLACEMENT, INC.
filed 2009-08-14
CIK 1454712

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number 000-53638

OPTION PLACEMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2415625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2629 River Drive, Columbia, South Carolina  29201
(Address of principal executive offices)

 (803) 748-0332
Issuer’s telephone number

 (Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 13, 2009 there were 1,000,000 shares of common stock outstanding.

1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Option Placement, Inc.
Balance Sheet--Unaudited
(A Development Stage Company)

	As of
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$148	$84
TOTAL CURRENT ASSETS	148	84
TOTAL ASSETS	148	84

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Shareholder Loan	$7,200	$6,500
Accrued Expenses	920	524
TOTAL CURRENT LIABILITIES	8,120	7,024
TOTAL LIABILITIES	8,120	7,024

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Retained Deficit	(8,072)	(7,040)
TOTAL STOCKHOLDERS' DEFICIT	(7,972)	(6,940)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$148	$84

Option Placement, Inc.
(A Development Stage Company)
Statement of Operations--Unaudited
					Cumulative
					Total Since
					Inception
	For the three months ended		For the six months ended		March 5,
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	2008
REVENUES:
Income	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

EXPENSES:
Selling, General and Administrative	636	16	636	16	652
Professional Fees	-	6,500	-	6,500	6,500
Total Expenses	636	6,516	636	6,516	7,152

Loss from operations	$(636)	$(6,516)	$(636)	$(6,516)	$(7,152)

OTHER INCOME/(EXPENSE):
Interest Expense	(198)	(128)	(396)	(128)	(920)

NET LOSS	$(834)	$(6,644)	$(1,032)	$(6,644)	$(8,072)
Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

Option Placement, Inc.
Statement of Stockholders' Deficit--Unaudited
(A Development Stage Company)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, March 5, 2008 (Inception)	-	$-	-	$-	$-	$-

Net income/(loss) for the period	-	-	-	-	-	(7,040)

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(7,040)

Net income/(loss) for the quarter	-	-	-	-	-	(1,032)

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(8,072)

Option Placement, Inc.
Statement of Cash Flows-Unaudited
(A Development Stage Company)

			Cumulative
			Total
			Since
	For the Six Months		Inception
	Ended June 30,		March 5,
	2009	2008	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,032)	$(6,644)	$(8,072)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	396	128	920
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(636)	(6,516)	(7,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Stock	-	100	100
Note Payable to Related Party	700	6,500	7,200
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	700	6,600	7,300

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64	84	148

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	84	-	-

ENDING BALANCE	$148	$84	$148

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

OPTION PLACEMENT ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
 FOR THE NINE MONTHS ENDED JUNE 30, 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—Option Placement One, Inc. (the "Company”) was organized under the laws of the State of Nevada on March 5, 2008 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

Basis of Presentation—The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents—For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The financial statements above reflect all of the costs of doing business.

Revenue Recognition—The Company’s policy is to recognize income when it is earned.

Comprehensive Income (Loss)—The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the  financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Deferred Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Stock-Based Compensation—The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123R.  This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of June 30, 2009 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2009.

Recent Accounting Pronouncements—In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information from inception through June 30, 2009 are summarized as follows:

Cash paid during the year ended June 30, 2009 for interest and income taxes:

Income Taxes	$	---
Interest	$	---

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of June 30, 2009.

NOTE D—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $8,072, used cash from operations of $7,152 since its inception, and has a negative working capital of $7,972 at June 30, 2009.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the period from inception (March 05, 2008) through June 30, 2009, the company issued 1,000,000 shares of common stock to the following:

Jonathan Patton	1,000,000
Total	1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.  As of June 30, 2009, the Company has not issued any shares of preferred stock.

NOTE F – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2009 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—SHAREHOLDER LOAN/RELATED PARTY

A series of loans were obtained and documented by a note dated July 30, 2008 from Jonathon Patton, principal shareholder. The loan is for $10,000, of which only $7,200 had been issued, and bears interest at 8% per annum on demand. The interest accrued, but not paid is $920.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Option Placement, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on March 5, 2008 to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in and likely result in the resignation or removal of one or more of our present officers and directors.

Our management anticipates that the Company will affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At June 30, 2009, we had cash on hand of $148.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets and consummating a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not generated any revenues.  We do not expect to engage in any activities, other than seeking to identify a Target Business, until we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, consisting of our principal executive officer, who also is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives.  Based upon the foregoing, management concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is reported in a timely manner.  In addition, based on such evaluation, we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended June 30 2009, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION PLACEMENT, INC.

Date: August 13, 2009	By:	/s/ Jonathan Patton
Jonathan Patton, President