Form 10-Q/A
period 2009-06-30
OPTION PLACEMENT, INC.
filed 2009-11-20
CIK 1454712

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number: 000-53638

OPTION PLACEMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2415625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2328 B Hartford Rd  Austin, TX 78703
(Address of principal executive offices)

(803) 665-1263
Issuer’s telephone number

 (Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 13, 2009 there were 1,000,000 shares of common stock outstanding.

EXPLANATORY NOTE

On November 19, 2009, the board of directors Option Placement, Inc. (“we,” “us,” “our” or the “Company”), upon consideration of certain comments from the staff of the Securities and Exchange Commission ("SEC") to our registration statement on Form 10 as filed with the SEC on April 24, 2009 (the "Original Filing") and post-effective amendment No. 1 on Form 10/A to the Original Filing, as filed with the SEC on August 12, 2009 ("Amendment No. 1") and after discussion with our independent registered public accounting firm, concluded that the previously issued financial statements contained in the Original Filing and Amendment No. 1, should no longer be relied upon because of errors in those financial statements, and that we would amend and restate the financial statements included in those filings to make the necessary accounting corrections and adjustments.

As a consequence of significant and other errors in our financial statements included in the Original Filing and our mishandling of the restatement in Amendment No. 1, as more fully described in Post Effective Amendment No. 2 to Form 10 as filed with the SEC on November 20, 2009, our management has concluded that we have material weaknesses in our disclosure controls and procedures and, consequently, our internal control over financial reporting.

Accordingly, we are filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to our Quarterly Report of Form 10-Q for the period ended June 30, 2009, as originally filed with the Securities and Exchange Commission on August 14, 2009 ("Original June 2009 10-Q"), to:

•
revise Item 4(T), Disclosure Controls and Procedures" to disclose the existence of material weaknesses in our disclosure controls and procedures and internal control over financial reporting as of June 30, 2009;

•
correct a typographical error in Note G to the unaudited financial statements for the period ended June 30, 2009 in which we erroneously reported that we received a loan from a shareholder in the amount of $10,000, when, in fact, such loan was in the amount of $9,900; and

•	correct a typographical error in Exhibit 32.1, the Section 302 certification.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original June 2009 10-Q that is amended by this Form 10-Q/A is restated in its entirety, and this Form 10-Q/A is accompanied by currently dated and revised certifications on Exhibits 31.1 and 32.1 by our Principal Executive Officer/Principal Financial Officer.

Except as expressly set forth in this Amendment, we are not amending any other part of the Original June 2009 10-Q.  This amendment continues to speak as of the date of the Original June 2009 10-Q, and does not reflect events occurring after the filing of the Original June 2009 10-Q or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this amendment should be read in conjunction with the Original June 2009 10-Q and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original June 2009 10-Q, including any amendments to those filings. The filing of this amendment shall not be deemed an admission that the Original June 2009 10-Q when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

The following sections in this report have been amended as a result of the restatement and reclassification:

Part II:

Item 1. Financial Statements and Supplementary Data
Item 4(T). Controls and Procedures
Item 6. Exhibits

Item 1. Financial Statements and Supplementary Data

Option Placement, Inc.
Balance Sheet—Unaudited
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

Option Placement, Inc.
(A Development Stage Company)
Statement of Operations—Unaudited

					Cumulative
	For the three months ended		For the six months ended		Total Since Inception
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	March 5, 2008
REVENUES:
Income	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

EXPENSES:
Selling, General and Administrative	636	16	636	16	652
Professional Fees	-	6,500	-	6,500	6,500
Total Expenses	636	6,516	636	6,516	7,152

Loss from operations	$(636)	$(6,516)	$(636)	$(6,516)	$(7,152)

OTHER INCOME/(EXPENSE):
Interest Expense	(198)	(128)	(396)	(128)	(920)

NET LOSS	$(834)	$(6,644)	$(1,032)	$(6,644)	$(8,072)
Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

Option Placement, Inc.
Statement of Stockholders' Deficit—Unaudited
(A Development Stage Company)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, March 5, 2008 (Inception)	-	$-	-	$-	$-	$-

Net income/(loss) for the period	-	-	-	-	-	(7,040)

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(7,040)

Net income/(loss) for the quarter	-	-	-	-	-	(1,032)

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(8,072)

Option Placement, Inc.
Statement of Cash Flows-Unaudited
(A Development Stage Company)

	For the Six Months		Cumulative Total
	Ended June 30,		Since Inception
	2009	2008	March 5, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,032)	$(6,644)	$(8,072)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	396	128	920
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(636)	(6,516)	(7,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Stock	-	100	100
Note Payable to Related Party	700	6,500	7,200
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	700	6,600	7,300

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64	84	148

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	84	-	-

ENDING BALANCE	$148	$84	$148

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information from inception through June 30, 2009 are summarized as follows:

Cash paid during the year ended June 30, 2009 for interest and income taxes:

Income Taxes	$—
Interest	$—

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

NOTE G—SHAREHOLDER LOAN/RELATED PARTY

A series of loans were obtained and documented by a note dated July 30, 2008 from Jonathon Patton, principal shareholder. The loan is for $9,900, of which only $7,200 had been issued, and bears interest at 8% per annum on demand. The interest accrued, but not paid is $920.

Item 4(T). Controls and Procedures.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our President (chief executive officer) and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management also is responsible for establishing and maintaining internal control over financial reporting which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management does not expect that our disclosure controls and procedures or internal control over financial reporting will be effective in all instances.  There are inherent limitations in all control systems that reflect both resource constraints and the human factor as it relates to the application of a control system, including the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and any design may not succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), as of June 30, 2009 pursuant to Exchange Act Rule 13a-15.

As previously disclosed in "Item 2. Financial Information - Management’s Discussion and Analysis of Financial Statements and Results of Operations" in Post-Effective Amendment No. 2 to our registration statement on Form 10 as filed with the SEC on November 20, 2009 ("Amendment No. 2 to Form 10"), our management identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting as of the period ended December 31, 2008 and each subsequent interim period through and including June 30, 2009.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

As more fully described in Amendment No. 2 to Form 10, the weaknesses resulted from:

•
our failure to properly account for the repayment of a loan to a shareholder (which we classified as a "distribution") in the financial statements we filed with our registration statement on Form 10 as filed with the SEC on April 24, 2009 (the "Original Filing"); and

•
our mishandling of the restatement of the financial statements for the period March 5, 2008 (inception) through December 31, 2008 in Amendment No. 2, including our failure to provide the disclosure required by Statement of Financial Accounting Standards ("SFAS") No. 154 adopted by the Financial Accounting Standards Board ("FASB"), titled “Accounting Changes and Error Corrections."

Amendment No. includes revised and restated audited financial statements for the period March 5, 2008 (inception) through December 31, 2008 that provides the disclosure required by SFAS No. 154.

Specifically, management's reevaluation of our disclosure controls and procedures as of June 30, 2009 revealed the following weaknesses in our disclosure controls and procedures and our internal control over financial reporting:

•	inadequate segregation of duties consistent with control objectives;

•
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of generally accepted accounting principles and SEC disclosure requirements;

•	lack of managerial expertise with respect to the application of generally accepted accounting principles;

•	insufficient oversight of external audit functions; and

•	ineffective controls over period-end financial disclosure and reporting processes.

Based on management’s evaluation and as a result of the identified material weaknesses, our Chief Executive Officer has concluded that as of June 30, 2009, our disclosure controls and procedures were not effective to ensure that we are able to accumulate and communicate to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure, information that we are required to disclose in the reports that we file with the SEC, and to record, process, summarize and report that information within the required time periods.

We believe that the weaknesses in our disclosure controls and procedures and our internal control over financial reporting are a direct consequence of our size and the nature of our business.  We are a "shell company" which is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.  We were organized to serve as a vehicle for a business combination with an operating or development stage business which desires to utilize our status as a reporting company under the Exchange Act and we have not engaged in any business operations and do not expect to engage in any activities, other than seeking to identify a business with which to enter into a business combination, unless and until such time as we affect a business combination.  We have no full-time employees, no material assets and do not own or lease any property.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of the date hereof, we have not taken any action to remediate the material weaknesses identified above.  We currently are exploring all of the options available to us.  The remediation measures we select and affect must necessarily account for our resource constraints.  We cannot assure you at this time that the actions and remediation efforts we ultimately implement will effectively remediate the material weakness described above.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009.

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

OPTION PLACEMENT, INC.

Dated: November 20, 2009	By:	/s/ Jonathan Patton
	Name:	Jonathan Patton
	Title:	President, Principal Executive Officer and Principal Financial Officer