Form 10-Q
period 2009-09-30
OPTION PLACEMENT, INC.
filed 2009-11-23
CIK 1454712

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-53638

OPTION PLACEMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2415625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2328 B Hartford Rd  Austin, TX 78703
(Address of principal executive offices)

(803) 665-1263
Issuer’s telephone number

2629 River Dr.  Columbia, SC 29201
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 19, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements for the Three-Month Period Ended March 31, 2008

Balance Sheet as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	F–1

Statement of Operations for the three months ended September 30, 2009 and (unaudited)	F–2

Statement of Operations for the nine months ended September 30, 2009 and 2008 (unaudited) and cumulative since inception (March 5, 2008)	F-3

Statement of Stockholders’ Deficit for the period ended September 30, 2009 (unaudited)	F-4

Statement of Cash Flows for the nine months ended September 30, 2009 and cumulative since inception (March 5, 2008) (unaudited)	F–5

Notes to the Financial Statements	F–6

Option Placement, Inc.
Balance Sheet--Unaudited
(A Development Stage Company)

	As of
	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$121	$84
TOTAL CURRENT ASSETS	121	84
TOTAL ASSETS	121	84

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$9,150	$6,500
Accrued Expenses	1,130	524
TOTAL CURRENT LIABILITIES	10,280	7,024
TOTAL LIABILITIES	10,280	7,024

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Retained Deficit	(10,259)	(7,040)
TOTAL STOCKHOLDERS' DEFICIT	(10,159)	(6,940)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$121	$84

Option Placement, Inc.
(A Development Stage Company)
Statement of Operations--Unaudited

	For the three months ended
	September 30,	September 30,
	2009	2008
REVENUES:
Income	$-	$-
Total Revenue	-	-

EXPENSES:
Selling, General and Administrative	777	-
Professional Fees	1,200	-
Total Expenses	1,977	-

Loss from operations	$(1,977)	$-

OTHER INCOME/(EXPENSE):
Interest Expense	(211)	(198)

NET LOSS	$(2,188)	$(198)
Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

Weighted average common shares outstanding	1,000,000	1,000,000

Option Placement, Inc.
(A Development Stage Company)
Statement of Operations--Unaudited

			Cumulative
	For the nine months ended		Total Since
	September 30,	September 30,	Inception
	2009	2008	March 5, 2008
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Selling, General and Administrative	1,413	16	1,429
Professional Fees	1,200	6,500	7,700
Total Expenses	2,613	6,516	9,129

Loss from operations	$(2,613)	$(6,516)	$(9,129)

OTHER INCOME/(EXPENSE):
Interest Expense	(606)	(326)	(1,130)

NET LOSS	$(3,219)	$(6,842)	$(10,259)
Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

Option Placement, Inc.
Statement of Stockholders' Deficit--Unaudited
(A Development Stage Company)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, March 5, 2008 (Inception)	-	$-	-	$-	$-	$-

Net income/(loss) for the period	-	-	-	-	-	(7,040)

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(7,040)

Net income/(loss) for the quarter	-	-	-	-	-	(3,219)

Balances, September 30, 2009	1,000,000	$100	-	$-	$-	$(10,259)

Option Placement, Inc.
Statement of Cash Flows-Unaudited
(A Development Stage Company)

			Cumulative Total
	For the Nine Months		Since
	Ended September 30,		Inception
	2009	2008	March 5, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,219)	$(6,842)	$(10,259)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	606	326	1,130
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,613)	(6,516)	(9,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Stock	-	100	100
Proceeds from a Note Payable to Related Party	2,600	9,900	12,550
Repayment of Note Payable to a Related Party	-	(3,400)	(3,400)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,600	6,600	9,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13)	84	121

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	134	-	-

ENDING BALANCE	$121	$84	$121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE QUARTER FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

OPTION PLACEMENT ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—Option Placement One, Inc. (“The Company”) was organized under the laws of the State of Nevada on March 5, 2008 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of September 30, 2009 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended September 30, 2009.

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information from inception through September 30, 2009 are summarized as follows:

Cash paid during the quarter ended September 30, 2009 for interest and income taxes:

Income Taxes	$—
Interest	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of September 30, 2009.

NOTE D—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $8,072, used cash from operations of $7,152 since its inception, and has a negative working capital of $7,972 at September 30, 2009.

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
During the period from inception (March 05, 2008) through September 30, 2009, the company has the following common shares outstanding:

Jonathan Patton	1,000,000
Total	1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.  As of September 30, 2009, the company has not issued any preferred shares.

NOTE F—DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2009 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—SHAREHOLDER LOAN/RELATED PARTY

A series of loans were obtained and documented by a note dated July 30, 2008 from Jonathon Patton, principal shareholder. The original loan was for $9,900, and bears interest at 8% per annum on demand. The interest accrued, but not paid is $920.  The outstanding balance as of September 30, 2009 is $9,150.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview.

Option Placement, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on March 5, 2008.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders; and

•	cause a change in and likely result in the resignation or removal of our present officers and directors.

Our management anticipates that our Company likely will affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At September 30, 2009, we had a de minimus amount of cash on hand.  We do not expect that the funds available will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the evaluation and investigation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.

Since our inception, we have not generated any revenues.  We reported a net loss for the three months ended September 30, 2009 and 2008 of $2,188 and $198, respectively, and a net loss since inception of $10,259.  Our quarterly expenses have consisted mainly of professional fees and interest expense.

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

Results of Operations.

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company's  principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.

As previously disclosed in "Item 2. Financial Information - Management’s Discussion and Analysis of Financial Statements and Results of Operations" in Amendment No. 2 to our registration statement on Form 10/A as filed with the SEC on November 19, 2009 ("Amendment No. 2 to Form 10"), our management identified material weaknesses in our internal control over financial reporting as of the period ended December 31, 2008 and each subsequent interim period through and including September 30, 2009.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

The weaknesses resulted from our failure to properly account for the repayment of a loan (which we classified as a "distribution") in the financial statements we filed with our registration statement on Form 10 as filed with the SEC on April 24, 2009 (the "Original Filing") and our subsequent failure in the amendment we filed to the Original Filing (as filed with the SEC on August 12, 2009) to correctly account for the repayment of the loan to identify the financial statements filed therewith as revised and restated and include the other disclosure required by Statement of Financial Accounting Standards ("SFAS") No. 154 adopted by the Financial Accounting Standards Board ("FASB"), titled “Accounting Changes and Error Corrections."   On November 19, 2009, we filed Post-Effective Amendment No. 2 to Form 10 that included revised and restated audited financial statements for the period March 5, 2008 (inception) through December 31, 2008 that included the disclosure required by SFAS No. 154.

Specifically, management's evaluation revealed the following weaknesses in our disclosure controls and procedures and our internal control over financial reporting:

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

Based on management’s evaluation and as a result of the identified material weaknesses, our Chief Executive Officer has concluded that as of September 30, 2009, our disclosure controls and procedures were not effective to ensure that we are able to accumulate and communicate to our management, including our Chief Executive Officer to allow timely decisions regarding required disclosure, information that we are required to disclose in the reports that we file with the SEC, and to record, process, summarize and report that information within the required time periods.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We have not yet taken any action to remediate the material weaknesses identified above.  We currently are exploring all of the options available to us.  The remediation measures we select and affect must necessarily account for our resource constraints.  We cannot assure you at this time that the actions and remediation efforts we ultimately implement will effectively remediate the material weakness described above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2009, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2009, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION PLACEMENT, INC.

Dated: November 23, 2009	By:	/s/ Jonathan Patton
	Name:	Jonathan Patton
	Title:	President, Principal Executive Officer
and Principal Financial Officer