Form 10-K
period 2009-12-31
OPTION PLACEMENT, INC.
filed 2010-04-13
CIK 1454712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-53638

OPTION PLACEMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2415625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2328 B Hartford Rd  Austin, TX 78703
(Address of principal executive offices)

(512) 750 5844
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $0

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes   ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At April 8, 2010 there were 1,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology.  Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating their time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K.  In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in “Risk Factors.”  The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions.  Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Description of Business

General

Option Placement, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on March 5, 2008.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Since inception, our business operations have comprised attending to organizational matters, registering our class of common stock under the Exchange Act and identifying and evaluating potential Target Businesses.  We have no full-time employees and do not own or lease any property.

Given that we have no current business operations, our current assets consist only of cash and our proposed business contemplates entering into a Business Combination with an operating company, we are a “shell company,” which is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Because we are a "shell" company, the Business Combination we enter into with a Target Business will be deemed a "reverse acquisition" or "reverse merger."

We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination, if ever.  We are currently in the process of identifying and evaluating targets for a Business Combination but we do not have any specific Business Combination under consideration.  Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location.  In the case of all possible transactions, we intend to seek to consummate the transaction which is most attractive and provides the greatest opportunity for creating securityholder value.  The determination of which opportunity is the most attractive will be based on our analysis of a variety of factors, including the terms of the transaction and the perceived quality of the business of the Target Business, among other factors described below.  We believe that the owners of potential Target Businesses may find an acquisition by us to be an easier and less dilutive means to achieve liquidity than an initial public offering or other financing transaction. We cannot assure you that we will be able to identify and attract a Target Business or that we will be able to engage in a transaction on favorable terms or at all.

Affecting a Business Combination

General.

A Business Combination may involve the acquisition of or merger with, a company that desires to have a class of securities registered under the Exchange Act, while avoiding what it may deem to be the adverse consequences of undertaking a public offering itself.  These include time delays, significant expense, possible loss of voting control by the target's existing management through dilution of their ownership position and compliance with various federal and state securities laws.  As more fully described below under the heading “Form of acquisition; Opportunity for stockholder approval,” the proposed structure of a Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon a proposed Business Combination.

Search for a Target Business.

We are currently in the process of identifying and evaluating potential Target Businesses.  As described below in more detail, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates.  At such time as we affect a Business Combination, if ever, we may be impacted by numerous risks inherent in the business and operations of the Target Business.  The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings.  Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources.  Target candidates have been, and we anticipate will continue to be, brought to our attention from affiliated and unaffiliated sources.  We believe that we will be able to identify target opportunities from internal sources primarily resulting from personal contacts and relationships that our officer and director and his affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other investors, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  In no event will any of our existing officer, director or stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a Business Combination.

Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings.  These sources may also introduce us to Target Business candidates in which they believe we may have an interest.  In addition, we may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons, to date.  In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.  We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.  However, because of our limited cash resources, it is likely that any such fee we agree to pay would be paid in shares of our common stock.

Selection criteria of a Target Business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  In evaluating a prospective Target Business, our management will consider, among other factors, the following:

•	financial condition and results of operation;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry in the industry;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products,processes or services;
•	regulatory environment of the industry; and
•	costs associated with effecting the Business Combination.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business.  Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.  In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities.  We expect that our due diligence may include, among other things, meetings with the Target Business’s incumbent management and inspection of its facilities, as well as a review of financial and other information that is made available to us.  This due diligence review will be conducted by our management with the assistance of the Company's counsel and accountants, as necessary.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed may result in a loss to us.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations and the dilution of interest to present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization, as described below, will render more than one Business Combination unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses. By consummating a Business Combination with a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the Target Business.

Our assessment of a Target Business will be based upon discussions with management of the Target Business and a review of due diligence material relating to the Target Business available to it during the evaluation period. Any such assessment may not be accurate.

Although we intend to scrutinize the management of a prospective Target Business when evaluating the desirability of affecting a Business Combination, we cannot assure you that our assessment of the Target Business’s management will prove accurate. In addition, we cannot assure you that future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our management in the Target Business following a Business Combination cannot presently be stated with any certainty, though it is unlikely that our current management will continue to be associated with a Target Business with which we consummate a Business Combination, other than as stockholders.

Given our current resources, we will likely enter into a Business Combination with a privately-held company. Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company. If we do not uncover all material information about a Target Business prior to a Business Combination, we may not make a fully informed investment decision and we may lose money on our investments.

Form of acquisition; Opportunity for stockholder approval.

The manner in which we participate in a Business Combination will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the Target Business.  In addition, the structure of any Business Combination will be dispositive as to whether stockholder approval of the Business Combination is required.

Although the terms of any Business Combination cannot be predicted, it is likely that we will seek to structure a Business Combination to qualify as a tax-free transaction under the Internal Revenue Code of 1986, as amended (the "Code").  Tax free treatment of such a transaction can be accomplished, if structured correctly, either through the acquisition of all of the outstanding shares of capital stock of a Target Business or through a merger (either directly or through a wholly owned subsidiary of our Company) with a Target Business.  Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner.  Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

If the transaction is structured as an acquisition, we will acquire our participation in a Target Business through the acquisition of all of the outstanding shares of its capital stock in exchange for the issuance of our common stock or other securities to the security holders of the Target Business.  If the transaction is structured as a statutory merger or consolidation, we would merge a Target Business with and into our Company or a wholly owned subsidiary of our Company.

Acquisition:  Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a "tax free" reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company.  If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our existing stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares of the surviving entity.  Depending upon the relative negotiating strength of the parties, our stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company, which is likely in our case.  This would result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination.  As part of such a transaction, all or a majority of the Company's then management at the time may resign and new directors may be appointed without any vote by stockholders.  If the Business Combination is structured as an acquisition of a Target Business's stock, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management.

Merger:  In a merger transaction, we would merge a Target Business with and into our Company or a direct wholly-owned subsidiary.  Simultaneous with the merger, we may affect a recapitalization in order to achieve a manageable float of our outstanding capital stock.  However, a proposed merger transaction would require the approval of the holders of a majority of the outstanding shares of our common stock and it may necessitate calling a stockholders' meeting to obtain such approval and filings with the SEC and state agencies.  The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain rights to dissenting stockholders who could require that the Company purchase their shares at a price equal to the fair market value in cash.

In light of the above, management likely will seek to structure a Business Combination so as not to require stockholder approval.

In view of our status as a "shell" company, any acquisition of the stock of or the merger with an operating company would be deemed to be a "reverse acquisition" or "reverse merger."

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for a Business Combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business.  We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours.  These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours and consequently possess a significant competitive advantage over our Company both from a financial and personnel perspective.  Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions.  Many of these entities are well established, possess significant capital and have extensive experience identifying and affecting business combinations directly or through affiliates.  Moreover, nearly all of these competitors possess greater technical, human and other resources than us.  In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

While we believe there may be numerous potential target candidates with which we could affect a Business Combination, our ability to compete in affecting a Business Combination with prime candidates will be limited by our lack of financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of the most attractive Target Businesses.

If we succeed in affecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot apprise you of any of these risks nor can we assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees

We have one executive officer who has other business interests and is not obligated to devote any specific number of hours to our matters.  He intends to devote only as much time as he deems necessary to our affairs.  The amount of time management will devote to our affairs in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in.  Accordingly, as management identifies suitable Target Businesses, we expect that our management will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business Combination as developments warrant.  We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities.  To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to another company, or to entities or persons with which our management is or may be associated or have an interest, rather than diverting such opportunities to us.  Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer/director choose to place his other business interests before ours.  We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.  As of the date hereof, our sole officer and director is not involved with any other company having a business purpose similar to ours and has no present intention of becoming involved with any other shell company.

Our officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of common stock he owns, as a condition to, or in connection, with a Business Combination.  Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of his shares of common stock which would raise issues relating to a possible conflict of interest with our other security holders.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report before making a decision to invest in our securities.  If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected.

The absence of operations and revenues raises substantial doubt about our ability to continue as a going concern.

The report of our independent auditor and Note A to the financial statements included in this Form 10-K indicate that the Company is in the development stage, has suffered losses from operations, has a net capital deficiency and has yet to generate cash flow, and that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, we have no significant assets or financial resources.  We will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a Business Combination.  This will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In light of our limited resources, we cannot assure you that we will be able to continue operations, that we will be able to identify a suitable Target Business or that we will consummate a Business Combination.

We are a development stage company with no operating history and, accordingly, there is no basis upon which to evaluate our ability to achieve our business objective.

We are a development stage company and have not engaged in any revenue generating activities to date.  Since we do not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objective.  We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate such a transaction, if ever.  We cannot assure you as to when or if a Business Combination will occur.

We are dependent entirely upon our stockholder to fund our operations.  We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a Business Combination.

We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing periodic reports under the Exchange Act, identifying a Target Business and negotiating a Business Combination.  We are dependent entirely on our sole director, officer and stockholder to provide funds for the foregoing requirements and for any other corporate purposes that may arise in the future.  Though our stockholder has advised us of its intention to fund our operations, there is no written agreement binding him to do so.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In the even that our stockholder does not fund our capital requirements, we may not be able to continue operations.

Our sole officer and director has never been a principal of, nor has he ever been affiliated with, a company formed with a business purpose similar to ours.

Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Furthermore, our sole officer and director has never been involved with a public shell company of any sort.  Accordingly, you may not be able to adequately evaluate his ability to consummate successfully a Business Combination.

Our officer and director will apportion his time to other businesses which may cause conflicts of interest in his determination as to how much time to devote to our affairs.  This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our sole officer and director engages in other businesses and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments.  We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination.  If our officer’s and director’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination.  We cannot assure you that these conflicts will be resolved in our favor.

Our sole officer and director may in the future become affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.`

Our sole officer and director may in the future become affiliated with entities, including other shell companies, engaged in business activities similar to those intended to be conducted by us, though he has no present intention of becoming affiliated with any such entities. Additionally, our sole officer and director may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which he may owe fiduciary duties. Accordingly, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential Target Business may be presented to another entity prior to its presentation to us and we may not be able to pursue a potential transaction.

Our future success is dependent on the ability of management to complete a Business Combination with a Target Business that operates profitably.

The nature of our operations is highly speculative.  The future success of our plan of operation will depend to a great extent on the operations, financial condition and management of the Target Business we may acquire. The future success of our plan of operation will depend entirely on the operations, financial condition and management of the Target Business with which we may enter into a Business Combination.  While management is seeking to enter into a Business Combination with an entity having an established, profitable operating history and effective management, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets those criteria.

We have no existing agreement for a Business Combination or other transaction.

We presently have no written arrangement or agreement with respect to engaging in a Business Combination.  We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will enter into a Business Combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a Business Combination on favorable terms.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a Business Combination with the most attractive private companies.

Target companies that we may investigate that fail to comply with SEC reporting requirements, financial and otherwise, may delay or preclude a Business Combination.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

If we affect a Business Combination with a financially unstable company or an entity in the early stage of development or growth, we will be subject to greater risks than if we were to affect a Business Combination with a more established company with a proven record of earnings and growth.

Given our financial and personnel resources compared to those of our competitors, we may be limited to consummating a Business Combination with a company that is financially unstable or is in the early stage of development or growth, including an entity without established records of sales or earnings.  To the extent we affect a Business Combination with a financially unstable or early stage or emerging growth company, we may be impacted by numerous risks inherent in the business and operations of such company that we would not be subject to if we were to affect a Business Combination with a more seasoned company with a proven record of earnings and growth.

We likely will complete only one Business Combination, which will cause us to be dependent solely on a single business and a limited number of products, services or assets.

Given our limited financial resources and other considerations, it is likely we will complete a Business Combination with only one Target Business.  Accordingly, the prospects for our success may be solely dependent upon the performance of a single business and dependent upon the development or market acceptance of a single or limited number of products, processes or services.  In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

Given our limited resources and the significant competition for Target Businesses, we may not be able to consummate an attractive Business Combination.

We will encounter intense competition from other entities having a business objective similar to ours, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions.  Many of these entities are well established and have extensive experience in identifying and affecting Business Combinations directly or through affiliates.  Nearly all of these competitors possess greater financial, technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors.  In addition, we will experience direct competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

It is likely that we will consummate a Business Combination with a private company for which limited information will be available to conduct due diligence.

We likely will enter into a Business Combination with a privately-held company.  Generally, very little public information exists about these companies or their management and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential success of entering into a transaction with such a company.  In addition, our management will only devote limited time to the business of the Company and will have available to it extremely limited financial resources with which to conduct due diligence.  If our assessment of the Target Business’s operations and management is inaccurate or we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

If we consummate a Business Combination by way of an acquisition, stockholders may not have an opportunity to vote on the transaction.

If we consummate a Business Combination by way of an acquisition of the capital stock or assets of the Target Business, the transaction may be accomplished in the sole determination of management without any vote or approval by our securityholders.  Accordingly, holders of our securities at the time of any Business Combination may not have an opportunity to evaluate the Target Business or its management and will have to rely on the judgment of management in assessing the future profitability and viability of the Target Business.

A Business Combination with a foreign company may subject us to additional risks.

If we enter into a Business Combination with a foreign entity, we will be subject to all of the risks inherent in business operations outside of the United States.  These risks include:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;
•	foreign currency exchange rate fluctuations;

•	potential hostilities and changes in diplomatic and trade relationships;
•	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;
•	burdens of complying with a wide variety of foreign laws and regulations;
•	longer payment cycles and difficulties collecting receivables through foreign legal systems;
•	difficulties in enforcing or defending agreements and intellectual property rights;
•	reduced protection for intellectual property rights in some countries;
•	potentially adverse tax consequences; and
•	political and economic instability.

If we are not successful managing these risks among others that we may not identify at the time of a Business Combination, our business may be negatively impacted.

Since we have not yet selected a particular industry or Target Business with which to complete a Business Combination, we are unable to ascertain the merits or risks of the industry or business in which we may ultimately operate at this time.

We are currently in the process of evaluating and identifying targets for a Business Combination.  However, our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business.  Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business that we may ultimately acquire.  To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we may be affected by numerous risks inherent in the business operations of those entities.  If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry.  Such risks, among other things, could preclude the Company's ability to secure financing for operations after a Business Combination, should it be required.  Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.  Even if we properly assess those risks, some of them may be outside of our control.

Our long-term success will be dependent in large part upon the management team of the Target Business, which may be difficult to fully evaluate.

After a Business Combination, our long-term success we will be dependent upon the management team of the Target Business.  Although we intend to scrutinize the management team of a prospective Target Business as closely as possible in connection with evaluating the desirability of affecting a Business Combination, we cannot assure you that our assessment of the management team will prove to be correct.  These individuals may be unfamiliar with the complex disclosure and financial reporting requirements imposed on U.S. public companies and other requirements of operating a public company, which could divert their attention from their core business to the determent of the operating results of the Target Business.

If we are unable to structure the Business Combination as a “tax free” transaction, potential Target Businesses could be deterred from entering into such a transaction with our Company.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain Business Combinations with us.  Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions.  We intend to structure any Business Combination so as to minimize the federal and state tax consequences to both us and the target entity and the respective stockholders of each company; however, we cannot guarantee that the Business Combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse affect on all parties to the transaction.

We have not conducted any market research concerning prospective business opportunities, which may affect our ability to identify a Target Business.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities.  Therefore, we have no assurances that market demand exists for a Business Combination as contemplated by us.  There is no assurance that we will be able to enter into a Business Combination on terms favorable to us.  Decisions as to which business opportunity to participate in will be unilaterally made by our management, which, in many cases, may act without the consent, vote or approval of our stockholders.

We have had to restate our historical financial statements.

In November 2009, we determined that there were significant errors in our financial statements we included with our registration statement on Form 10 as filed with the SEC on April 24, 2009 (the "Original Filing") and amendment No. 1 on Form 10/A to the Original Filing, as filed with the SEC on August 12, 2009 ("Amendment No. 1").  In the Original Filing, we reported the repayment of a loan to our sole officer, director and stockholder as a "distribution."   We corrected the error in Amendment No. 1 but failed to disclose that the revisions made to the financial statements constituted a restatement of our financial statements.  We filed Amendment No. 2 on Form 10/A to restate the financial statements in which we disclosed that we concluded that accounting adjustments were necessary to correct errors in previously issued financial statements contained in our Registration Statement on Form 10 and Amendment No. 1.  A more detailed discussion of the restatement is included in this Annual Report under "Item 9A. Controls and Procedures."

In connection with the restatement, we identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2008 and June 30, 2009 and we re-evaluated the effectiveness of our internal control over financial reporting for those periods.  As a result of the reevaluation, our board of directors, which serves as our audit committee, determined that our internal control over financial reporting was not effective as of the close of those periods.  Under standards established by the Public Company Accounting Oversight Board, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

To date, we have taken only limited action to remediate the material weaknesses in our internal control over financial reporting, as more fully described in "Item 9A. Controls and Procedures."  In view of our size, available resources and the scope of our business, we are unable to implement the measures most likely to remediate the material weaknesses we identified, including establishing an audit committee and hiring qualified accounting personnel; however, our sole officer and director is working more closely with the person engaged by the Company to prepare its financial statements and is allocating more time to the process of preparing the financial statements.  We cannot assure you that these measures will be effective in mitigating or preventing these specific material weaknesses or the incidence of other significant deficiencies or material weaknesses in our internal control over financial reporting in the future.  The execution of restatements like the one described above creates a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs, cause management distraction, impair investors' perception of the reliability of our financial statements and otherwise negatively impact our reputation.   In addition, we may become the subject of private or government actions regarding these matters which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities in any market that may develop for them.

Failure to implement and maintain effective internal controls over financial reporting could negatively affect our ability to provide accurate and timely financial information and harm our business in many other ways.

During fiscal 2009, we identified a number of material weaknesses in our internal control over financial reporting.  We cannot assure you that the remediation measures we have taken with respect to the weaknesses we identified will be adequate to enable us to remedy the specific material weaknesses and deficiencies in our controls and procedures and permit us to avoid other material weaknesses or significant deficiencies in the future.

Commencing with the filing of our annual report on Form 10-K with the Securities and Exchange Commission, or SEC, for the year ending December 31, 2010, both we and our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.  While we anticipate being compliant with the requirements of Section 404 for our fiscal year ending December 31, 2010, we cannot be certain as to the impact negative conclusions in our report or our auditor's report thereon may have on our operations.

Our failure to implement and maintain the appropriate internal controls over financial reporting or the requirements of Section 404 could negatively affect our ability to provide accurate and timely financial information, require us to restate past financial statements at great cost to us; subject us to liability for misstatements under federal and state securities laws; may cause investors to lose confidence in our reported financial information, which could require us to incur additional costs to improve our internal control systems and procedures and materially harm our business.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and will require an increased amount of management attention and external resources.  We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  This could have an adverse impact on our operations.

Limitations on liability and indemnification matters.

As permitted by the corporate laws of the State of Nevada, we have included in our articles of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions, including, for example if the director did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.  In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

We expect to issue a significant number of new shares of capital stock in a Business Combination, which will result in substantial dilution and a change in control of ownership of the Company.

Our articles of incorporation authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Any Business Combination affected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common stock or preferred stock are issued in connection with a Business Combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

We may issue preferred stock which may have greater rights than our common stock.

Our Articles of Incorporation authorize our Company to issue up to 10,000,000 shares of preferred stock. Currently no preferred shares are issued and outstanding; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.

There are significant restrictions on the transferability of the Shares.

No outstanding shares of our common stock have been registered under the Securities Act of 1933, as amended (“Securities Act”), and, consequently, they may not be resold, transferred, pledged as collateral or otherwise disposed of under federal securities laws unless such transaction is registered under the Securities Act or an exemption from the registration requirements of the Securities Act is available.  In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such shares under the Securities Act.  Persons who acquired our common stock prior to a Business Combination will not be entitled to rely on Rule 144 under the Exchange Act for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company.  These restrictions will limit the ability of our stockholders to liquidate their investment.

We have not registered or qualified any shares of our class of our common stock for resale under the Blue Sky laws of any state, which will limit the liquidity of the common stock.

The Company has not registered or qualified its class of common stock for resale or trading under the Blue Sky laws of any state and current management does not anticipate doing so.  Significant state Blue Sky law restrictions may limit our stockholders from selling their shares and potential purchasers from acquiring our common stock.

The absence of an established trading market will limit the ability of stockholders to dispose of their common stock.

There is currently no public trading market for any of our securities.  The Company will not seek to list any of our securities on any exchange or have them quoted on NASDAQ or any over-the-counter market.  Any decision to initiate public trading of our common stock will be in the discretion of management of a Target Company with which we consummate a Business Combination.  Since stockholders will not be able to sell their shares, investors in our Company should consider their liquidity needs with respect to the securities and should be prepared to hold their shares for an indefinite period.

We cannot assure you that following a Business Combination with an operating business, our common stock will be listed or admitted to quotation on any securities exchange or other trading medium, which will limit the liquidity of the shares.

Following a Business Combination, new management may seek to initiate a public market for our common stock.  However, we cannot assure you that following such a transaction, our Company as then constituted will meet the initial listing standards of any stock exchange or that our common stock will be admitted for quotation on the over the counter bulletin board or commence trading on any other medium.  If our common stock does not trade publicly, holders may not be able to sell common stock.

The designation of our common stock as a "penny stock" would limit the liquidity of the shares.

Our common stock after a Business Combination may be deemed a “penny stock” as that term is defined under Rule 3a51-1 of the Exchange Act.  Generally, a "penny stock" is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share.  Prices often are not available to buyers and sellers and the market may be very limited.  Penny stocks in start-up companies are among the riskiest equity investments.  Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market.  A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions.  Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock stocks in any market that develops for our common stock in the future, which may limit the ability to buy and sell our stock and which will have an adverse effect on any market that develops for our shares.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future.  In the unlikely event we generated profits prior to a Business Combination, we expect to retain such earnings and re-invest them into the Company to further its business strategy.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We maintain our principal executive offices at 2328 B Hartford Rd, Austin, TX 78703, where our President maintains a business office.  We use this office space free of charge.  We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a Business Combination, if ever.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of April 8, 2010, there were three holders of record of 1,000,000 outstanding shares of our common stock.

Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility.  Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities.  Any decision to initiate public trading of our common stock will be in the discretion of management of a Target Company with which we consummate a Business Combination.  We cannot assure you that a trading market for our common stock will ever develop.  We have not registered our class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so.  The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that, in addition to transfer restrictions imposed by federal securities laws, significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

We are not obligated by contract or otherwise to issue any securities and there are not outstanding any securities that are convertible into or exchangeable for shares of our common stock.

Shares Available for Future Sale

All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering.  Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available.  In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
•
the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

In the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a Business Combination, such sales may adversely affect the price for the sale of the Company's common stock securities in any such trading market.  We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

Dividends.

We have not paid any dividends on our common stock to date and do not presently intend to pay cash dividends prior to the consummation of a Business Combination.

The payment of any dividends subsequent to a Business Combination will be within the discretion of our then seated board of directors.  Current management cannot predict the factors which any future board of directors would consider when determining whether or when to pay dividends.

Recent Sales of Unregistered Securities.

Since inception, the Company has issued and sold the following securities without the benefit of registration under the Securities Act:

On February 26, 2008, the Company sold and issued 1,000,000 shares of common stock to Jonathan Patton, at a price equal to the par value per share pursuant to the exemption from the registration provisions under the Securities Act of 1933 afforded by Section 4(2) thereof

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General.

We were formed to serve as a vehicle to acquire, through a capital stock exchange, merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act.  We have neither engaged in any operations nor generated any revenues during the twelve-month period ended December 31, 2009.

We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  There are numerous risks in connection with our current and proposed operations and plans, including those enumerated under "Item 1A Risk Factors."  We cannot assure you that we will be successful in our efforts to identify a Target Business and consummate a Business Combination or that any business with which we consummate a Business Combination will be successful

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction, in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws).  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders as of the date of the transaction; and

•	will cause a change in likely result in the resignation or removal of our management as of the date of the transaction.

Our management anticipates that the Company likely will be able to affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At December 31, 2009, we had cash a de minimus amount of on hand.  These funds will not be sufficient to cover our operating costs and expenses over the next twelve months.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of targets for a Business Combination and costs associated with negotiating and entering into a Business Combination.

To date, we have funded our operations through loans from our stockholder and, as of December 31, 2009, we had borrowed an aggregate of $9,150 from him.  Our stockholder has advised us that he expects to fund additional costs and expenses that we will incur in connection with our operations, including as may be required to file reports under the Exchange Act, for due diligence activities and to consummate a Business Combination, through loans or further investment in the Company, as and when necessary.

We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the year ended December 31, 2009 of $3,177 and a have suffered a net loss since inception of $10,217.  The Company has used cash from operations of $9,125 since its inception, and has a negative working capital of $10,117 at December 31, 2009.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Financial Statement Index

Independent Auditor’s Report	F-1

Balance Sheet as of December 31, 2009 and 2008	F-2

Statement of Operations for the years ended December 31, 2009 and 2008 and for the perod March 5, 2008 (inception) through December 31, 2009	F-3

Statement of Stockholders’ Deficit for the years ended December 31, 2009 and 2008 and for the period March 5, 2008 (inception) through December 31, 2009	F-4

Statement of Cash Flows for the years ended December 31, 2009 and 2008 and for the period March 5, 2008 (inception) through December 31, 2009	F-5

Notes to Financial Statements	F-6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have not been any disagreements between the Company and our independent accountants on any matter of accounting principles, practices or financial statement disclosure since our inception.

Item 9A. Controls and Procedures.

Introduction

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer, who is also our Principal Financial Officer, who we refer to herein as our PEO, to allow timely decisions regarding required disclosure.

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

Our management does not expect that our disclosure controls and procedures or internal control over financial reporting will be effective in all instances.  There are inherent limitations in all control systems that reflect both resource constraints and the human element as it relates to the application of a control system.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and any design may not succeed in achieving its stated goals under all potential future conditions.

Previously Identified Weaknesses in Controls and Procedures

As previously disclosed in Amendment No. 2 to our registration statement on Form 10/A which we filed with the SEC on November 19, 2009 ("Amendment No. 2 to Form 10") and in our quarterly report on Form 10-Q for the period ended September 30, 2009, our management identified material weaknesses in our internal control over financial reporting as of the period ended December 31, 2008 and in each subsequent interim period through and including September 30, 2009.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, or ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in ICFR that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

We identified the weaknesses in our ICFR in the course of preparing responses to comments we received from the staff of the SEC to our registration statement on Form 10, as filed with the SEC on April 24, 2009 (the "Original Filing").  The financial statements included with the Original Filing accounted for a payment made to a lender as a “distribution,” when, in fact, such payment was a partial repayment of a loan.  In the amendment to the Original Filing (which we filed with the SEC on August 12, 2009), we restated the financial statements to indicate that the payment made to the lender was the repayment of a loan but did not indicate that the financial statements had been restated or include the other disclosure required by Statement of Financial Accounting Standards ("SFAS") No. 154 adopted by the Financial Accounting Standards Board ("FASB"), titled “Accounting Changes and Error Corrections."  On November 19, 2009, we filed Post-Effective Amendment No. 2 to Form 10 that included audited financial statements that properly accounted for the partial repayment of the loan, which we identified as having been restated and which included the disclosure required by SFAS No. 154.

Specifically, management identified the following weaknesses in our disclosure controls and procedures and our internal control over financial reporting:

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

We believe that the weaknesses in our disclosure controls and procedures and our internal control over financial reporting are a direct consequence of our size, resource constraints and the nature of our business.  We are a "shell company," as defined under the Securities Act, in that we have no operations and nominal assets consisting solely of cash and cash equivalents.  We were organized to serve as a vehicle for a business combination with an operating or development stage business which desires to utilize our status as a reporting company under the Exchange Act and we have not engaged in any business operations and do not expect to engage in any activities, other than seeking to identify a business with which to enter into a business combination.  We have no full-time employees.

Our PEO has discussed the weaknesses in our ICFR and the ineffectiveness of our disclosure controls and procedures with the Company’s counsel.  Our PEO has determined that we are constrained by our limited financial and personnel resources from implementing the measures required to remediate the weaknesses in our ICFR and disclosure controls and procedures that were suggested by our independent accountant and counsel.  We are working with our independent accounting firm to implement written policies and procedures for accounting and financial reporting with respect to the requirements and application of generally accepted accounting principles and SEC disclosure requirements. We will abide by these policies and procedures meticulously and expect that they will be decidedly effective in alleviating the weaknesses described above and similar weaknesses in the future.  The two of the most significant measures recommended to us included creating an independent audit committee to monitor the integrity of our financial reporting process and systems of internal control regarding finance, accounting and legal compliance, and engaging a qualified accounting employee to segregate accounting duties from administrative duties.  Both of these recommendations are beyond our current financial capabilities.

Our PEO has rededicated himself to expending the time necessary to ensure that all transactions are properly reported to our accounting consultant and recorded in our financial statements, which are ultimately audited or reviewed by our independent auditor.  Toward this end, he has reviewed all of the financial transactions to which the Company was a party during the year ended December 31, 2009.  Management believes but cannot assure that these efforts will be effective in mitigating or eliminating errors in our financial statements.

Management will continue to explore the options available to us to remediate the material weaknesses in our ICFR and the ineffectiveness of our disclosure controls and procedures.  The remediation measures we ultimately implement will necessarily reflect our resource constraints.  We cannot assure you at this time that the actions and remediation efforts we ultimately implement will effectively remediate the material weakness described above or prevent the incidence of other significant deficiencies or material weaknesses in our internal control over financial reporting in the future.

 In view of the material weaknesses referenced above, our PEO concluded that we had material weaknesses in our ICFR as of the period ended December 31, 2009 and that our disclosure controls and procedures were not effective as of the period ended December 31, 2009.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, our PEO conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  In view of the weaknesses in our disclosure controls and procedures identified above and our inability to implement remediative measures, our PEO has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures

Management’s Annual Report on Internal Control over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  In view of the weaknesses in our ICFR identified above and our inability to implement remediative measures, our PEO has concluded, based on his evaluation, that, as of December 31, 2009, the Company’s internal control over financial reporting were not effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this Annual Report with respect to our management:

Name	Age	Title

Jonathan Patton	29	President and Director

Jonathan Patton has been a member of the board of directors and the President of the Company since its inception.  Since 2003, Mr. Patton has been engaged in the real estate industry as a partner or owner of several firms, including Southern Management Trust since 2005, Capital Property Solutions LLC during 2004 and 2005, and Palmetto Property Solutions, LLC during 2003 and 2004.  His experience includes identifying investment properties, arranging financing for and negotiating purchases of properties and disposing of the properties.   Since 2006, Mr. Patton has conducted real estate coaching seminars and rendered general real estate consulting services through Palmetto Coaching LLC and Freedom Coaching LLC.

The term of office of our director expires at the Company's annual meeting of stockholders or until his successor is duly elected and qualified.  Our director is not compensated for serving as such.  Officers serve at the discretion of the Board of Directors.

Section 16 Compliance

Section 16(a) of the Exchange requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us and written representations from our sole officer and director that no other reports were required, to our knowledge, we believe that our sole officer and director and stockholder required to file reports pursuant to Section 16(a) of the Exchange Act has not yet complied with the Section 16(a) filing requirements applicable to him with respect to 2009.

Code of Ethics.

The Company has not adopted a code of ethics.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a code of ethics at this time.  The board of directors takes the position that management of a Target Business will adopt a code of ethics that will be suitable for its operations after the Company consummates a Business Combination.

Audit Committee.

The board of directors has not established an audit committee nor adopted an audit committee charter, rather, the entire board of directors serves the functions of an audit committee.  In light of the prior errors in our financial statements and the restatements thereof, management believes that an audit committee would be desirable; however, we do not currently possess the resources required to establish an audit committee or to offer the incentives necessary to induce independent directors who would constitute the committee to join our Company.  The board of directors cannot state with any certainty whether management of a Target Business with which we enter into a Business Combination will establish an audit committee.

Stockholder Communications.

The board of directors has not adopted a process for security holders to send communications to the board of directors.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time.  The board of directors takes the position that management of a Target Business will establish such a process that will be appropriate for its operations after the Company consummates a Business Combination.

Item 11. Executive Compensation.

The Company has not paid any cash compensation to any person since inception and will not pay any compensation until it affects a Business Combination, at which time compensation shall be in the discretion of then current management.  Current management expects to devote only such time to the affairs of the Company as required to affect the Company’s business plan.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

The Company does not have a compensation committee.  Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time.  The board of directors takes the position that management of a Target Business will take such action to establish and seat a compensation committee that will be suitable for its operations at such time as the Company consummates a Business Combination, if ever.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 8, 2010, the number of shares of common stock owned of record and beneficially by our sole officer, director and stockholder.

The applicable percentage of ownership is based on 1,000,000 shares outstanding.

Name and Address Of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (2)
Jonathan Patton	1,000,000	100%
All officers and directors as a group (1 person)	1,000,000	100%

1. The address for each person named in the table above is c/o the Company.

Compensation Plans.

We have not adopted any compensation plans for the benefit of our employees, representatives or consultants.  The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

The Company utilizes office space provided free of charge by Mr. Patton.  The Company will continue to maintain its offices at this location until the consummation of a Business Combination, if ever.

Since its inception, the Company has borrowed an aggregate of $12,550 from Jonathan Patton, our sole officer, director and stockholder.  In 2008, the Company repaid Mr. Patton the sum of $3,400.  The loan is evidenced by a promissory note payable on demand with interest calculated at 8% per annum. The proceeds of the loan were used to pay costs incurred in connection with the filing of Exchange Act reports and for the target entity selection and due diligence process.

Director Independence.

The Company has not established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system.

Current management cannot predict whether incoming management of a Target Business upon the consummation of a Business Combination, if such transaction occurs, will adopt a definition of “independence” or establish any committees of the board, such as an audit committee, a compensation committee or nominating committee.

Item 14. Principal Accounting Fees and Services.

Set forth below are the fees and expenses invoiced by Traci J. Anderson, CPA for services provided to us in 2009 and 2008.

	Fiscal Year Ended December 31,
	2009	2008
Audit Fees	$4,000	$3,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit Fees comprise the aggregate fees billed for professional services rendered for the audits of the Company's annual financial statements and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal year.

Audit-Related Fees comprise the aggregate fees billed for audit-related services rendered for the Company.  Audit-related fees generally include fees in support of the Company's filing of registration statements with the SEC and similar matters.

Tax Fees comprise the fees billed for tax-related services rendered for the Company for the 2009.

The Company has not established an audit committee nor adopted an audit committee charter.  Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 that are approved by the board prior to completion of the audit.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements

The following financial statements are filed as part of this Annual Report:

The financial statements of Option Placement, Inc. and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this Annual Report.

(b)	Exhibits.

The following are filed as exhibits to this Annual Report:

Exhibit No.	Description	Location Reference
3.1	Articles of Incorporation	1
3.2	Bylaws	1
10.1	Demand promissory note dated July 3, 2008 in the principal amount of $9,900 executed by the registrant in favor of Jonathan Patton.	1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	2
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	2

1.	Incorporated by reference to the registrant's registration statement on Form 10 as filed with the SEC on April 24, 2009.
2.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2010.

OPTION PLACEMENT, INC.

By:	/s/ Jonathan Patton
Jonathan Patton, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 12, 2010.

Signature	Title

/s/ Jonathan Patton	President, Principal Executive Officer, Principal Financial Officer,
Jonathan Patton	Principal Accounting Officer and Director