Form 10-K/A
period 2009-12-31
OPTION PLACEMENT, INC.
filed 2010-04-27
CIK 1454712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

(512) 750-5844
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     ☐ Yes   ☒ No

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2009 of Option Placement, Inc. ("we," "us," or the “Company”) is being filed to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as initially filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2010 (the “Original Filing”), to file the audited financial statements of the Company for the years ended December 31, 209 and 2008, which inadvertently were omitted from the Original Filing, and to amend the language in its certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with the Original Filing to refer to the correct report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing that is amended by this Amendment No. 1 is superceded in its entirety, and this Amendment No. 1 is accompanied by currently dated certifications on Exhibit 31.1 and 32.1.

Except as expressly set forth in this Amendment No. 1, we are not amending any other part of the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 1, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 1 shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ii

Item 8. Financial Statements and Supplementary Data.

Financial Statement Index

Independent Auditor’s Report	F-1

Balance Sheet as of December 31, 2009 and 2008	F-2

Statement of Operations for the years ended December 31, 2009 and 2008 and for the period March 5, 2008 (inception) through December 31, 2009	F-3

Statement of Stockholders’ Deficit for the years ended December 31, 2009 and 2008 and for the period March 5, 2008 (inception) through December 31, 2009	F-4

Statement of Cash Flows for the years ended December 31, 2009 and 2008 and for the period March 5, 2008 (inception) through December 31, 2009	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Option Placement, Inc.

We have audited the accompanying balance sheets of Option Placement, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operation, stockholders’ deficit and loss, and cash flows for the period from inception (March 5, 2008) through December 31, 2009 and for the years ended December 31, 2009 and 2008. Option Placement, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Option Placement, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the period from inception (March 5, 2008) through December 31, 2009 and for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company is in the development stage, has suffered a loss, has a net capital deficiency and has yet to generate an internal cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci Anderson

Traci J. Anderson, CPA
Huntersville, NC 28078

April 8, 2010

Option Placement, Inc.
Balance Sheet
(A Development Stage Company)

	As of
	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash	$35	$84
TOTAL CURRENT ASSETS	35	84
TOTAL ASSETS	35	84

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$9,150	$6,500
Accrued Expenses	1,002	524
TOTAL CURRENT LIABILITIES	10,152	7,024
TOTAL LIABILITIES	10,152	7,024

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding)	100	100
Retained Deficit	(10,217)	(7,040)
TOTAL STOCKHOLDERS' DEFICIT	(10,117)	(6,940)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35	$84

The accompanying notes are an integral part of these financial statements.

Option Placement, Inc.
(A Development Stage Company)
Statement of Operations

			Cumulative
	For the years ended		Total Since
	December 31,	December 31,	Inception
	2009	2008	March 5, 2008
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Selling, General and Administrative	1,499	16	1,515
Professional Fees	1,200	6,500	7,700
Total Expenses	2,699	6,516	9,215

Loss from operations	$(2,699)	$(6,516)	$(9,215)

OTHER INCOME/(EXPENSE):
Interest Expense	(478)	(524)	(1,002)

NET LOSS	$(3,177)	$(7,040)	$(10,217)
Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Option Placement, Inc.
Statement of Stockholders' Deficit
(A Development Stage Company)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, March 5, 2008 (Inception)	-	$-	-	$-	$-	$-

Net income/(loss) for the year	-	-	-	-	-	(7,040)

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(7,040)

Net income/(loss) for the year	-	-	-	-	-	(3,177)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(10,217)

The accompanying notes are an integral part of these financial statements.

Option Placement, Inc.
Statement of Cash Flows
(A Development Stage Company)

	For the Years		Cumulative Total
	Ended December 31,		Since Inception
	2009	2008	March 5, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,177)	$(7,040)	$(10,217)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	478	524	1,002
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,699)	(6,516)	(9,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Stock	-	100	100
Proceeds from a Note Payable to Related Party	2,600	9,950	12,550
Repayment of Note Payable to a Related Party	-	(3,400)	(3,400)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,600	6,650	9,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(99)	134	35

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	134	-	-

ENDING BALANCE	$35	$134	$35

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

OPTION PLACEMENT, INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—Option Placement, Inc. (the "Company”) was organized under the laws of the State of Nevada on March 5, 2008 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

Net Income per Common Share—Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations.  Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.  If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  Accordingly, this presentation has been adopted for the period presented.  There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of December 31, 2009 and 2008 the balance in Accounts Receivable was $0 and $0.

OPTION PLACEMENT, INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

 NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Going Concern— The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $10,217, used cash from operations of $9,215 since its inception, and has a negative working capital of $10,117 at December 31, 2009.

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

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the years ended December 31, 2009 and 2008.

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

Recent Accounting Pronouncements— In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

OPTION PLACEMENT, INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

OPTION PLACEMENT, INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2009 and 2008 is summarized as follows:

Cash paid during the year ended December 31, 2009 and 2008 for interest and income taxes:

	2009	2008
Income Taxes	$—	$—
Interest	$—	$—

Cash paid for the period from inception (March 5, 2008) through December 31, 2009 for interest and income taxes was $0.

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2009 and 2008.

NOTE D—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through December 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2009 is as follows:

Total Deferred Tax Asset	$(3,400)
Valuation Allowance	3,400
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

OPTION PLACEMENT, INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE D—INCOME TAXES (CONT’D)

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased (decreased) by approximately $1,000 and $2,400, respectively for the years ended December 31, 2009 and 2008.

As of December 31, 2009, the Company had a federal and state net operating loss carry forward in the amount of approximately $10,217, which expires in the year 2029.

NOTE E—COMMITMENTS

As of December 31, 2009 and 2008, the Company had no commitments.

NOTE F—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (March 5, 2008) through December 31, 2009, the Company issued 1,000,000 shares of common stock to the following:

Jonathan Patton                                                                1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from inception (March 5, 2008) through December 31, 2009, the Company issued no preferred shares.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2009 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—SHAREHOLDER LOAN/RELATED PARTY

The Company has Notes Payable outstanding to related parties:

Note Payable, due upon demand, 8% per year                        $9,150

The original amount of this note was $12,550, but $3,400 of the note was paid back in 2008.

Accrued interest not paid for the years ending December 31, 2009 and 2008 was $478 and $524, respectively.  Accrued interest not paid for the period from inception (March 5, 2008) through December 31, 2009 was $1,002.

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2010.

OPTION PLACEMENT, INC.

By:	/s/ Jonathan Patton
Jonathan Patton, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 27, 2010.

Signature	Title

/s/ Jonathan Patton	President, Principal Executive Officer, Principal Financial Officer,
Jonathan Patton	Principal Accounting Officer and Director

3