Form 10-Q
period 2010-03-31
OPTION PLACEMENT, INC.
filed 2010-05-14
CIK 1454712

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 12, 2010 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements for the Three-Month Period Ended March 31, 2009

Balance Sheet as of March 31, 2010 (unaudited) and December 31, 2009 (audited)	F–1

Statement of Operations for the three months ended March 31, 2010 and (unaudited)	F–2

Statement of Stockholders’ Deficit for the period ended March 31, 2010 (unaudited)	F-3

Statement of Cash Flows for the three months ended March 31, 2010 and cumulative since inception (March 5, 2008)(unaudited)	F–4

Notes to the Financial Statements	F–5

Option Placement, Inc.
Balance Sheet
(A Development Stage Company)

	As of
	March 31,	December 31,
	2010 (unaudited)	2009 (audited)
ASSETS
CURRENT ASSETS
Cash	$35	$35
TOTAL CURRENT ASSETS	35	35
TOTAL ASSETS	35	35

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$9,150	$9,150
Accrued Expenses	1,185	1,002
TOTAL CURRENT LIABILITIES	10,335	10,152
TOTAL LIABILITIES	10,335	10,152

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Retained Deficit	(10,400)	(10,217)
TOTAL STOCKHOLDERS' DEFICIT	(10,300)	(10,117)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35	$35

The accompanying notes are an integral part of these financial statements.

Option Placement, Inc.
Statement of Operations (unaudited)
(A Development Stage Company)

			Cumulative
	For the three months ended		Total Since
	March 31,	March 31,	Inception
	2010	2009	March 5, 2008
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Selling, General and Administrative	-	-	1,515
Professional Fees	-	-	7,700
Total Expenses	-	-	9,215

Loss from operations	$-	$-	$(9,215)

OTHER INCOME/(EXPENSE):
Interest Expense	(183)	(197)	(1,185)

NET LOSS	$(183)	$(197)	$(10,400)
Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Option Placement, Inc.
Statement of Stockholders' Deficit (unaudited)
(A Development Stage Company)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, March 5, 2008 (Inception)	-	$-	-	$-	$-	$-

Net income/(loss)	-	-	-	-	-	(7,040)

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(7,040)

Net income/(loss)	-	-	-	-	-	(3,177)

Balances, December 31, 2009	1,000,000	$100	-	$-	$-	$(10,217)

Net income/(loss)	-	-	-	-	-	(183)

Balances, March 31, 2010	1,000,000	$100	-	$-	$-	$(10,400)

The accompanying notes are an integral part of these financial statements.

Option Placement, Inc.
Statement of Cash Flows (unaudited)
(A Development Stage Company)

	For the three months		Cumulative Total
	Ended March 31,		Since Inception
	2010	2009	March 5, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(183)	$(197)	$(10,400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	184	197	1,185
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	-	(9,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Stock	-	-	100
Proceeds from a Note Payable to Related Party	-	-	12,550
Repayment of Note Payable to a Related Party	-	-	(3,400)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-	9,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	-	35

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	34	134	-

ENDING BALANCE	$35	$134	$35

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

OPTION PLACEMENT ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE A—BUSINESS ACTIVITY

Option Placement, Inc. (the “Company”) was organized under the laws of the State of Nevada on March 5, 2008 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $10,400, used cash from operations of $9,215 since its inception, and has a negative working capital of $10,300 at March 31, 2010.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents- For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

OPTION PLACEMENT ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Revenue Recognition- The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	the services have been rendered and all required milestones achieved,

(iii)	the sales price is fixed or determinable, and

(iv)	collectability is reasonably assured.

Comprehensive Income (Loss) - The Company reports Comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2010.

Deferred Taxes- The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2010, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2010.

OPTION PLACEMENT ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010.

OPTION PLACEMENT ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recent Accounting Pronouncements- In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP which commenced on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99, which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

OPTION PLACEMENT ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recent Accounting Pronouncements (Cont’d)

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended March 31, 2010 and 2009 is summarized as follows:

Cash paid during the period ended March 31, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2010.

OPTION PLACEMENT ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE F—INCOME TAXES

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

OPTION PLACEMENT ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the period from inception (March 05, 2008) through March 31, 2010, the Company has the following shares of common stock outstanding:

Name	Number of shares
Jonathan Patton	1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.  As of March 31, 2010, the Company has not issued any preferred shares.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—SHAREHOLDER LOAN/RELATED PARTY

The Company has signed a series of promissory notes with a related party.  The total amount of loan outstanding is $9,150 and it is payable upon demand, the annual interest rate on this note is 8%.  Accrued interest, but not paid as of March 31, 2010 is $1,185.

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

Liquidity and Capital Resources.

At March 31, 2010, we had a de minimus amount of cash on hand.  We do not expect that the funds available will be sufficient to cover our operating costs and expenses over the next twelve months which we anticipate will comprise costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the evaluation and investigation of Target Business and, possibly, for a Business Combination.

We have not generated any revenue and, to date, we have funded our operations through loans from our stockholder, who is our sole officer and director, and, as of March 31, 2010, we had borrowed the aggregate net sum of $9,250 from him. Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.

We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and our failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have neither engaged in any substantive operations nor generated any revenue.  We reported a net loss for the three-month period ended March 31, 2010 of $183 and a net loss since inception of $10,400.  The Company has used cash from operations of $9,215 since its inception, consisting primarily of professional fees, and has a negative working capital of $10,300 at March 31, 2010.

We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects. As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our President (principal executive officer or PEO) and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management also is responsible for establishing and maintaining internal control over financial reporting ("ICFR") which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. ICFR includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management does not expect that our disclosure controls and procedures or ICFR will be effective in all instances. There are inherent limitations in all control systems that reflect both resource constraints and the human factor as it relates to the application of a control system, including the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and any design may not succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

As previously disclosed in "Part II - Item 7. Management’s Discussion and Analysis of Financial Statements and Results of Operations" in our Annual Report on Form 10-K for the year ended Decemb31, 2009 ("2009 Annual Report"), our management identified material weaknesses in our ICFR as of the twelve-month periods ended December 31, 2008 and 2009 which, in management's estimation, also represented weaknesses in our disclosure controls and procedures. A material weakness in ICFR is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in ICFR that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

The weaknesses in our controls and procedures resulted from our failure to properly account for the repayment of a loan (which we classified as a "distribution") in our audited financial statements for the period March 5, 2008 through December 31, 2008, as more fully described in the 2009 Annual Report, and related to:

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

We believe that the weaknesses in our disclosure controls and procedures and our ICFR are a direct consequence of our size and the nature of our business.  We are a "shell company" which is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.  We were organized to serve as a vehicle for a business combination with an operating or development stage business which desires to utilize our status as a reporting company under the Exchange Act and we have not engaged in any business operations and do not expect to engage in any activities, other than seeking to identify a business with which to enter into a business combination, unless and until such time as we affect a business combination.  We have no full-time employees, no material assets and do not own or lease any property.  Our PEO has no substantive accounting experience.

As discussed in the 2009 Annual Report, our PEO has discussed the weaknesses in our ICFR and the ineffectiveness of our disclosure controls and procedures with the Company’s financial consultant and counsel. Our PEO has determined that we are constrained by our limited resources from implementing the measures suggested by our consultants most likely to remediate effectively the weaknesses in our ICFR and disclosure controls and procedures, including creating an independent audit committee to monitor the integrity of our financial reporting process and systems of internal control regarding finance, accounting and legal compliance, and engaging a qualified accounting employee to segregate accounting duties from administrative duties. However, we are working with our independent accounting firm to implement written policies and procedures for accounting and financial reporting with respect to the requirements and application of generally accepted accounting principles and SEC disclosure requirements. We will abide strictly by these policies and procedures and expect that they will be effective in alleviating the weaknesses described above and similar weaknesses in the future.

Our PEO has rededicated himself to expending the time necessary to ensure that all transactions are properly reported to our accounting consultant and recorded in our financial statements, which are ultimately audited or reviewed by our independent auditor. Toward this end, he has reviewed all of the financial transactions to which the Company was a party during the three months ended March 31, 2010 and discussed them with the Company's financial statement consultant. Management believes but cannot assure that these efforts will be effective in mitigating or eliminating errors in our financial statements.

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

As of March 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  Based on management’s evaluation and in light of the weaknesses described above, our Chief Executive Officer has concluded that as of March 31, 2010, our disclosure controls and procedures were not effective.

 Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended March 31, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended March 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*  Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTION PLACEMENT, INC.
Dated: May 12, 2010	By:	/s/ Jonathan Patton
	Name:	Jonathan Patton
	Title:	President, Principal Executive Officer and Principal Financial Officer