Form 10-Q
period 2010-09-30
OPTION PLACEMENT, INC.
filed 2010-11-12
CIK 1454712

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

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
☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 11, 2010 there were 1,125,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Financial Statements for the Three-Month Period Ended September 30, 2010

Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited)	F–1

Statements of Operations for the three months ended September 30, 2010 and (unaudited)	F–2

Statements of Operations for the nine months ended September 30, 2010 and (unaudited)	F-3

Statement of Stockholders’ Deficit for the period ended September 30, 2010 (unaudited)	F-4

Statements of Cash Flows for the three months ended September 30, 2010 and cumulative since inception (March 5, 2008)(unaudited)	F–5

Notes to the Financial Statements	F–6

Option Placement, Inc.
Balance Sheets
(A Development Stage Company)

	As of
	September 30,	December 31,
	2010 (unaudited)	2009 (audited)
ASSETS
CURRENT ASSETS
Cash	$13	$35
TOTAL CURRENT ASSETS	13	35
TOTAL ASSETS	$13	$35

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$15,850	$9,150
Accrued Interest to a Related Party	1,762	-
Accounts Payable	4,365	1,002
TOTAL CURRENT LIABILITIES	21,977	10,152
TOTAL LIABILITIES	21,977	10,152

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,125,000 and 1,000,000 shares issued and outstanding)	112	100
Accumulated Deficit During the Development Stage	(22,076)	(10,217)
TOTAL STOCKHOLDERS' DEFICIT	(21,964)	(10,117)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13	$35

The accompanying notes are an integral part of these financial statements.

Option Placement, Inc.
Statements of Operations (unaudited)
(A Development Stage Company)

	(unaudited)
	For the three months ended
	September 30,	September 30,
	2010	2009
REVENUES:
Revenue	$-	$-
Total Revenue	-	-

EXPENSES:
Selling, General and Administrative	1,768	777
Professional Fees	-	1,200
Total Expenses	1,768	1,977

Loss from operations	$(1,768)	$(1,977)

OTHER INCOME/(EXPENSE):
Interest Expense—Related Party	(295)	(211)

NET LOSS	$(2,063)	$(2,188)
Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)

Weighted average common shares outstanding	1,067,935	1,000,000

The accompanying notes are an integral part of these financial statements.

Option Placement, Inc.
Statement of Operations (unaudited)
(A Development Stage Company)

	(unaudited)		Cumulative
	For the nine months ended		Total Since
	September 30,	September 30,	Inception
	2010	2009	To September 30, 2010
REVENUES:
Revenue	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Selling, General and Administrative	6,099	1,413	7,614
Professional Fees	5,000	1,200	12,700
Total Expenses	11,099	2,613	20,314

Loss from operations	$(11,099)	$(2,613)	$(20,314)

OTHER INCOME/(EXPENSE):
Interest Expense—Related Party	(760)	(606)	(1,762)

NET LOSS	$(11,859)	$(3,219)	$(22,076)
Basic and fully diluted net loss per common share:	$(0.01)	$(0.00)

Weighted average common shares outstanding	1,022,894	1,000,000

The accompanying notes are an integral part of these financial statements.

Option Placement, Inc.
Statement of Stockholders' Deficit (unaudited)
(A Development Stage Company)

					Additional	Total
	Common Stock		Preferred stock		Paid-in	Deficit	Total
	Shares	Amount	Shares	Amount	Capital	Accumulated	Equity
Balances, March 5, 2008 (Inception)	-	$-	-	$-	$-	$-	$-

Net income/(loss)	-	-		-		(7,040)	(7,040)

Issuance of common shares	1,000,000	100	-	-		-	100

Balances, December 31, 2008	1,000,000	$100		- -		(7,040)	(6,940)

Net income/(loss)	-	-	-	-	-	(3,177)	(3,177)

Balances, December 31, 2009	1,000,000	100		-	-	(10,117)	$(10,117)

Common stock issued to Jonathan Patton For Cash	125,000	12		-			12

Net income/(loss)	-	-	-	- -	-	(11,859)	(11,859)

Balances, September 30, 2010	1,125,000	$112	-	$-	-	$(22,076)	$(21,964)

The accompanying notes are an integral part of these financial statements.

Option Placement, Inc.
Statement of Cash Flows (unaudited)
(A Development Stage Company)

			Cumulative Total
	For the nine months Ended September 30,		Since Inception March 5, 2008 to September 30, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,859)	$(3,219)	$(22,076)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable	4,365	-	4,365
Increase in Accrued Interest to a Related Party	760	606	1,762
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,734)	(2,613)	(15,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Stock	12	-	113
Proceeds from a Note Payable to Related Party	6,700	2,600	19,250
Repayment of Note Payable to a Related Party	-	-	(3,400)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,712	2,600	15,963

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22)	(13)	13

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	35	134	-

ENDING BALANCE	$13	$121	$13

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

OPTION PLACEMENT ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE A—BUSINESS ACTIVITY

Option Placement, Inc. (“The Company”) was organized under the laws of the State of Nevada on March 5, 2008 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $22,076 used cash from operations of $15,949 since its inception, and has a negative working capital of $21,964 at September 30, 2010.

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
AS OF SEPTEMBER 30, 2010

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2010.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2010, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2010.

OPTION PLACEMENT ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010.

OPTION PLACEMENT ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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
AS OF SEPTEMBER 30, 2010

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

Other ASUs not effective until after September 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

OPTION PLACEMENT ONE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended September 30, 2010 and 2009 is summarized as follows:

Cash paid during the period ended September 30, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2010.

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

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2009 is as follows:

	December 31,	September 30,
	2009	2010
Total Deferred Tax Asset	$(3,400)	$(3,400)
Valuation Allowance	3,400	3,400
Net Deferred Tax Asset	$-	$-

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
AS OF SEPTEMBER 30, 2010

NOTE F—INCOME TAXES (CONT’D)

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

During the quarter ended September 30, 2010,  the Company issued 125,000 shares to Jonathan Patton at a value equal to the par value share, or $12.50.  This transaction has been approved by the Company’s sole member of the board of directors.

During the period from inception (March 05, 2008) through September 30, 2010, the company has the following common shares outstanding:

Name	Number of shares
Jonathan Patton	1,125,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.  As of September 30, 2010, the company has not issued any preferred shares.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—SHAREHOLDER LOAN/RELATED PARTY

The Company has signed a series of promissory notes with a related party.  The total amount of loan outstanding is $15,850 and it is payable upon demand, the annual interest rate on this note is 8%.  Accrued interest, but not paid as of September 30, 2010 is $1,762.

NOTE J—Subsequent Events

On November 4, 2010, the Company borrowed an additional $1,060 from a related party.  This transaction has been approved by the Company’s sole member of the board of directors.

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

Effective August 26, 2010, we and our sole stockholder entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Tiga Energy Services, Inc., a Texas corporation (“Tiga”), and all of the shareholders of Tiga (the “Tiga Shareholders”).  Under the Share Exchange Agreement:

•
the Company agreed to acquire 100% of the outstanding shares of capital stock of Tiga from the Tiga Shareholders by issuing one share of its common stock in exchange for each share of Tiga common stock outstanding, equal to an aggregate of 4,114,000 shares (the "Share Exchange");

•
the Company agreed to assume all of Tiga's obligations to issue capital stock under the terms of securities convertible into or exercisable for up to 750,000 shares of common stock (which number is subject to adjustment in the event of certain fundamental corporate transactions, such as a stock split or recapitalization); and

•	Tiga agreed to pay Jonathan Patton, the holder of all of the outstanding shares of the Company’s common stock ("Mr. Patton"), $100,000 upon the final closing of the Share Exchange Agreement.

Pursuant to the terms of the Share Exchange Agreement, the Company expects there will be approximately 5,239,000 shares of common stock outstanding after giving effect to the transactions contemplated by the Share Exchange Agreement but without giving effect to the issuance of common stock upon the conversion or exercise of any Tiga securities the obligations under would be assumed by the Company.  Of the shares of common stock outstanding after giving effect to the Share Exchange, 78.53% will be owned by the current Tiga Shareholders and 21.47% will be owned by Mr. Patton.

The consummation of the Share Exchange is subject to certain conditions.  As of the date of the filing of this Quarterly Report on Form 10-Q, the Share Exchange Agreement has not been completed.   If consummated, the Share Exchange will result in a change-in-control of the Company and the assumption by the Company of Tiga’s operations and liabilities.  In connection with the change-in-control, there will be a new Board of Directors (and management of the Company. In addition, the Company would amend its articles of incorporation to change its name to “Tiga Energy Services, Inc.”

If the Share Exchange Agreement is not closed, we will continue to seek to identify a Target Business with which to consummate a Business Combination.  Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Liquidity and Capital Resources.

At September 30, 2010, we had a de minimus amount of cash on hand.  We do not expect that the cash resources available to us will be sufficient to cover our operating costs and expenses over the next twelve months which we anticipate will comprise costs and expenses in connection with the preparation and filing of reports under the Exchange Act, the evaluation and investigation of Target Business and, possibly, for a Business Combination.

We have not generated any revenue and, to date, we have funded our operations through loans from our stockholder, who is our sole officer and director, and, as of September 30, 2010, we had borrowed the aggregate net sum of $15,850 from him.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have neither engaged in any substantive operations nor generated any revenue.  We reported a net loss for the three and nine month periods ended September 30, 2010 of $2,063 and $11,859, respectively, and a net loss since inception of $22,076.  The Company has a deficit accumulated during the development stage of $22,076 used cash from operations of $15,949 since its inception, and has a negative working capital of $21,964 at September 30, 2010.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  Based on management’s evaluation and in light of the weaknesses disclosed in "Part II - Item 7. Management’s Discussion and Analysis of Financial Statements and Results of Operations" in our Annual Report on Form 10-K for the year ended Decemb31, 2009, our Chief Executive Officer has concluded that as of September 30, 2010, our disclosure controls and procedures were not effective.

 Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) As noted in the Company’s 10-Q for the quarter ended June 30, 2010, on August 19, 2010, the Company issued 125,000 shares of common stock to Jonathan Patton for an amount equal to the par value per share of $0.0001, or $12.50 in the aggregate, pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof.

(b) Not applicable.

(c) During the three months ended September 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

OPTION PLACEMENT, INC.

Dated: November 12, 2010	By:	/s/ Jonathan Patton
	Name:	Jonathan Patton
	Title:	President, Principal Executive Officer and Principal Financial Officer