Form 10-K
period 2010-12-31
Tiga Energy Services Inc.
filed 2011-04-07
CIK 1454712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 000- 53638

TIGA ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-5550380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Frost Bank Tower, 401 Congress Avenue, Suite 1540, Austin, TX 78701
(Address of principal executive offices)

(512) 687-3451
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $0

As of April 5, 2011, there were 5,364,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2011 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2010, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS	1
WEBSITE ACCESS TO COMPANY’S REPORTS	2
PART I
Item 1. Business	1
Item 1A. Risk Factors	23
Item 1B. Unresolved Staff Comments	33
Item 2. Properties	33
Item 3. Legal Proceedings	34
Item 4. Reserved	34
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6. Selected Financial Data	35
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A. Quantitative and Qualitative Disclosure About Market Risk	43
Item 8. Consolidated Financial Statements and Supplementary Data	44
Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure	45
Item 9A. Controls and Procedures	45
Item 9B. Other Information	46
PART III
Item 10. Directors, Executive Officers and Corporate Governance	47
Item 11. Executive Compensation	47
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 13. Certain Relationships and Related Transactions, and Director Independence	47
Item 14. Principal Accountant Fees and Services	47
PART IV
Item 15. Exhibits and Financial Statement Schedules	47

1

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K (“Annual Report”) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events.  When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “continue” and similar expressions.  The forward-looking statements in this Annual Report speak only as of the date of this annual report on Form 10-K.  We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly.  We have based these forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  These and other important factors, including those discussed in Item 1A “Risk Factors” of this Annual Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

These risks, contingencies and uncertainties include, but are not limited to, the following:

•	our lack of an operating history makes it difficult to evaluate our business and prospects in an emerging market;

•	the absence of operations and revenues raises substantial doubt about our ability to continue as a going concern;

•	our ability to obtain financing to complete the development of our products and service offerings; the efficacy of our products and service offerings;

•	customer acceptance of our products and service offerings;

•
our expectations regarding the continued growth of the non-utility energy industry, including the proliferation of microgrids, and other industries that may purchase our products and service offerings;

•	our inability to predict the impact of the current economic conditions in the financial markets and the resulting constraints in obtaining financing on our business and financial results;

•	our ability to achieve profitability;

•	the revenue we generate from our TigaNET application may fail to meet our targets;

•	the failure to enter into and generate significant revenue from strategic relationships with entities already established in the energy industry or lack of productivity of such relationships;

•	our products may contain undetected software bugs or errors that could our reputation and business;

•	our failure to educate our target markets as to the nature and the benefits of the services we offer;

•	security breaches that compromise assets or sensitive or confidential information that may harm our reputation;

•	the open standards nature of our products presents certain risks that could harm our business;

•	a significant delay or failure to develop and deploy emerging energy technologies;

•	technological advances in our industry that render our intellectual property obsolete;

•	our failure to adequately protect our intellectual property;

•	voluntary standards and governmental regulatory actions in our markets could limit our ability to sell our products;

•	our business may become subject to government regulation, which may have an adverse affect on our industry and our ability to market our products;

•	competition from a wide range of entities;

1

•	our business growth could outpace the capability of our internal infrastructure;

•	we expect to work with numerous product and service partners and suppliers in our projects and our ability to successfully and timely complete projects may be dependent on such partners and suppliers;

•
we expect to derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have a material adverse effect on our consolidated financial condition, results of operations and cash flows;

•	our inability to hire or retain key personnel could disrupt our business;

•	if we fail to integrate future acquisitions successfully, our consolidated financial condition, results of operations and cash flows could be adversely affected;

•	our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders;

•	we have no independent audit committee and rely on our full board of directors functions in such capacity which may hinder its effectiveness in fulfilling the functions of the audit committee;

•	the issuance of stock to fund our operations may dilute your investment and reduce your equity interest;.

•	the issuance of preferred stock could adversely impact the rights of holders of our common stock;

•	There is no trading market for our common stock;

•	any market that develops for our common stock likely will be illiquid and the trading price of our common stock could be volatile and unrelated to our operations;

•	substantial sales of our common stock, or the perception that such sales are likely to occur, could cause the price of our common stock to decline in any market that may develop for our common stock;

•	our failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, our operating results and the value of our common stock.

WEBSITE ACCESS TO COMPANY’S REPORTS

Tiga Energy Services, Inc.’s website address is www.tigaenergy.com.  Our website includes a link to our company page on the Securities and Exchange Commission’s website where investors can access all of our filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

2

PART I

Item 1.  Business

Overview

Tiga Energy Services, Inc. (“we,” “us,” “Tiga” or the “Company”) is a development stage company that has not generated any revenue to date.  We currently are completing the development of our engineering services platform and network services platform and require significant capital for such purposes.

We provide connectivity, interoperability and security solutions to the energy industry.  We are focused on delivering solutions to the private, commercial and industrial energy markets that promote reducing energy costs, enhancing energy independence and reliability and growing revenue opportunities for Tiga and its customers.  We are developing a network service platform, TigaNET, that will provide a centralized, managed network service for an increasingly diverse and distributed energy market.  We also provide consulting, engineering, architecture and design services that enable our customers to seamlessly connect, integrate, manage and secure their energy related assets.  Our solutions adeptly address the range of communications and automation issues facing energy consumers as they seek to more efficiently manage energy consumption and offset their energy costs through the deployment of renewable energy generation and energy storage technologies.

Our solutions enable users to:

•
connect a diverse array of unrelated energy resources such as distributed and renewable generation sources, building automation systems, smart grid devices (e.g. advanced metering systems) and electric grid supervisory control and data acquisition (referred to as SCADA) systems, and allow users to operate and control energy and facilities equipment from remote locations in real time;

•	operate energy-related assets in a unified, open standards environment; and

•	secure access to their energy assets, either at the point of service or remotely, to monitor, manage, and control their functionality and operation.

We solve challenges relating to the coordination of end-points, constituencies, interoperability of information technology, or IT, systems and devices.  Our solutions are augmented by robust security features that enable our customers’ products and technologies to function within the context of a network of energy assets that can be monitored and controlled remotely.

The sum of our corporate competencies are applicable to the implementation of microgrids.  Microgrids are privately owned energy production centers that incorporate virtually every energy technology developed over the last decade, that provide reliable energy at relatively stable prices and free energy consumers from the tethers of the central electric grid.  We believe that microgrids will proliferate widely over the next decade and we will seek to position Tiga as the service provider of choice to execute all facets of the design and deployment of these powerful tools.

We offer cost-effective solutions to industry challenges that, to a significant degree, have been largely neglected.  We believe that our Company is poised to fill this void and enable the 21st century energy industry.

Corporate Information

The Company was incorporated under the name “Option Placement, Inc.” in the State of Nevada on March 5, 2008. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On November 15, 2010, we closed a share exchange transaction (“Share Exchange”), described below, pursuant to which we (i) became the 100% parent of Tiga Energy Services, Inc., a Texas corporation (“Tiga-Texas”), (ii) assumed the operations of Tiga-Texas and (iii) changed our name from Option Placement, Inc. to Tiga Energy Services, Inc.

Tiga-Texas was incorporated in the State of Texas on June 23, 2009 under the name “Pico Energy Services, Inc.” and on November 4, 2009 amended its articles of incorporation to change its name to “Tiga Energy Services, Inc.”

Our corporate offices are located at Frost Bank Tower, 401 Congress Avenue, Suite 1540, Austin, Texas 78701, where our telephone number is (512) 687-3451.

Recent Events

Completion of Share Exchange

On August 26, 2010, we entered into a share exchange agreement (the “Exchange Agreement”) with all fourteen holders of outstanding shares of the common stock of Tiga-Texas.  Pursuant to the Exchange Agreement, we agreed to issue shares of our common stock in exchange for all of the issued and outstanding securities of Tiga-Texas (the “Share Exchange”).  The Share Exchange closed on November 15, 2010.  Upon the closing of the Share Exchange, we (i) became the 100% parent of Tiga-Texas, (ii) assumed the operations of Tiga-Texas and (iii) changed our name from Option Placement, Inc. to Tiga Energy Services, Inc.

Upon the closing of the Share Exchange, we issued one share of our common stock for each share of Tiga-Texas common stock outstanding resulting in the issuance of an aggregate of 4,114,000 shares of our common stock to the shareholders of Tiga-Texas.  In addition, we assumed all of Tiga’s obligations to issue (i) up to 778,000 shares of common stock upon the conversion or exercise of securities issued by Tiga-Texas (which number is subject to adjustment in the event of certain fundamental corporate transactions, such as a stock split, sale of assets, merger or recapitalization), all of which are held by one person and (ii) securities that will be exercisable for or convertible into 140,000 shares of common stock, the terms of which have not been established, which we agreed to issue to certain persons who had served on Tiga’s advisory board prior to the Share Exchange and who now serve on our Advisory Board.  In connection with the Share Exchange, Tiga-Texas agreed to pay our sole stockholder, Jonathan Patton, the sum of $100,000, $50,000 of which it paid on the closing date and the remaining $50,000 was paid on December 22 2010..  In addition, Mr. Patton cancelled all outstanding promissory notes made in his favor by the Company and relieved the Company of any and all obligations of any kind or nature thereunder.

Upon the closing of the Share Exchange, Mr. Patton resigned as our sole director and officer and appointed Michal Hathaway, Christopher Wilder, G. Mark Griffith and Michael Noonan to serve as directors of the Company.

Immediately after the closing of the Share Exchange, there were 5,239,000 shares of our common stock outstanding, of which approximately 78.53% were held by the former stockholders of Tiga-Texas and approximately 21.47% were held by our sole stockholder prior to the closing date.

As a condition to the obligations of Tiga-Texas shareholders under the Exchange Agreement, we entered into a Indemnification Agreement with Mr. Patton whereby he agreed to hold harmless, reimburse and indemnify the Company from and against any and all liabilities of the Company, including any losses or expenses incurred by the Company in connection with the share exchange.

As a condition to the consummation of the Exchange Agreement, we entered into a series of Lock-Up Agreements with respect to the 4,002,000 shares of common stock issued to the directors and officers of Tiga-Texas.  Under the Lock-Up Agreements, these persons have agreed that they will not sell or transfer any shares of our common stock issue in connection with the Share Exchange until after the first anniversary after the effective date of the registration statement that includes their shares to be filed pursuant to the Registration Rights Agreement.

Pursuant to the terms of the Exchange Agreement, we entered into a Registration Rights Agreement with the holders of all outstanding shares of our common stock after giving effect to the Share Exchange, under which we agreed to register their shares for public resale, at our expense, within 180 days after the closing.

For accounting purposes, the Share Exchange was treated as a reverse acquisition with Tiga-Texas as the acquirer and the Company as the acquired party.  As a result, the business and financial information included in this Annual Report is the business and financial information of Tiga-Texas.

Business Strategy

Our principal strategic goal is to establish TigaNET as the open standard platform for connecting energy assets and services.  In order to achieve this objective, we believe that we must first meet the following critical milestones:

•
Demonstrate the efficiencies of our network service architecture – We must demonstrate the cost, scalability and feature advantages of our network service architecture and establish a base of engineering services customers as a marketing vehicle to grow a wider customer base and create the economies of scale we believe are necessary to achieve the operating results we are seeking.  Our technology team has demonstrated the efficiencies of the principles upon which our network service architecture is based in other industries and we are confident that its application in the energy market will reveal orders of magnitude in cost efficiency compared to competing product offerings.  We expect our network service architecture to excel given its information and feature rich content and wide-ranging capabilities when compared to existing industry standards.

•
Employ the efficiencies of and incorporate existing technologies into our solutions to reduce development time and cost – Whenever possible, we will seek to utilize and incorporate existing proven applications, technologies and resources as necessary to complete the development of our solutions.  This approach will allow us to avoid building our network from the ground up and accelerate roll-out while remaining within our research and development budget.

•
Build relationships with well-known energy industry participants and leverage these relationships to our advantage – We will seek to build relationships through strategic partnerships and licenses with companies that possess established reputations in their respective fields, including ESCOs, smart grid technology companies and device manufacturers, integrators and renewable energy technology developers, who we expect will partner with us to design and develop projects that incorporate our services.  We will seek to leverage these relationships to obtain access to our partners’ customer bases as a means of controlling sales and marketing costs.

•
Aggressively pursue microgrid projects – We believe that microgrids will proliferate dramatically during the next decade and we want to position TigaNET as the network service of choice for microgrids of all sizes.

•
Achieve critical mass in TigaNET customer base – We must create a critical mass of connected TigaNET customers.  We will achieve this goal by focusing on customers that represent either a large installed customer base or require multiple implementations of our network service architecture.  This strategy will ensure that with each engineering services project, we connect to an expansive number of endpoints.  If we effectively achieve this objective, we believe that we could pursue the development of a spot energy trading market for non-grid generated electricity.

•
Establish recurring service and transaction revenue on TigaNET – Reaching this strategic goal is a function of our ability to achieve the objectives stated above.  Additionally, it requires that we aggressively target equipment vendors, service providers and application developers to create an evolving set of services, applications and features to customers connected to TigaNET.

•
Remain active as a member of standards boards to ensure the continued prominence of open standards architecture in the energy industry – We will continue to participate in the Smart Grid Integration Panel and seek to gain membership in other industry organizations that allow us to promote the open standards architecture that is the hallmark of our technologies to ensure that our standards remain compatible with industry standards.

Our Industry

The energy industry is undergoing a dramatic transformation in the way energy is generated, transmitted, used, managed, monitored and secured.  The U.S. Department of Energy, or DoE, likens the changing face of the energy industry to the Internet or telephony revolutions of the latter part of the twentieth century.

The forces driving these changes include:

•	Infrastructural decay and technological limitations intrinsic in the central electric grid that jeopardize reliable, efficient energy transmission.
•	Technological innovations in multiple, disparate fields that are driving the evolution of the energy industry.
•	Concerns relating to the security of the nation’s energy assets, many of which are connected to the Internet and other networks but remain unprotected from intrusion and disruption.
•	Political forces seeking to reduce reliance on foreign energy resources while promoting efficient use of the domestic energy resources and ensuring energy availability for the future.
•	Economic forces promoting energy efficiency and cost reductions in order to enhance competitiveness.
•	Environmental and social forces striving to reduce emissions of greenhouse gases.

The world’s rapidly changing energy needs are impacting every business, consumer, government agency and utility.  Increasing energy demands are straining an aging and inefficient centralized electric grid, resulting in upwardly spiraling energy costs and unreliable energy delivery.

The Central Grid

The existing centralized electric grid is a unidirectional power distribution system with energy flowing from generation sites to consumers.  Electrical generators are typically large, inefficient power generation plants designed to take advantage of economies of scale.  In the U.S., most of these facilities generate electricity from hydrocarbons such as coal and petroleum, the source of the greenhouse gasses that many believe are the principle cause of global warming.  Generated electric power is distributed through a series of transmission networks over long distances until it reaches its wholesale customer, over which a considerable percentage of generated power is typically lost.  The central grid has not advanced to keep pace with changing technology over the last several decades largely as a result of the prohibitive costs required to modernize the enormous infrastructure and the apprehension that wholesale changes could jeopardize the reliability of electricity delivery.  Further the national grid is not currently capable of integrating the plethora of new technologies and systems developed by the private sector that allow consumers to control energy costs and consumption, ensure energy reliability, maintain energy efficiency, increase energy independence and reduce consumers’ carbon footprint.

The failure of utilities to address critical issues facing electricity generation, distribution and consumption and to introduce new technologies has resulted in an aging and inefficient centralized electric grid.  Experts suggest that the existing situation is likely to deteriorate further given that energy consumption is projected to increase by nearly 20% over the next ten years while electricity production at the utility level is expected to increases by only 6% during that period, due in large part, to the high cost to construct and public distaste for the large hydrocarbon burning power generation facilities that emit deleterious greenhouse gases.  The architecture of today’s electrical grid is growing increasingly obsolete.  This outmoded infrastructure poses risks to grid reliability and security and stifles the adoption of renewable power generation.  The government, utilities and private industry have recognized that a fundamental realignment of the electric grid and greater energy industry is required to modernize the nation’s energy generation and distribution systems and address other energy-related concerns.

Government Initiatives to Improve the Central Grid

The government’s principle response in addressing issues relating to the production, delivery and use of electricity and the security of the nation’s energy assets has been to introduce a program to overhaul the existing centralized electric grid and replace it with a “smart electric grid,” or smart grid, that incorporates technologies and devices designed to conserve energy, reduce energy costs and increase energy reliability.  The government also has adopted measures to incentivize the development and deployment of renewable energy sources and conservation measures.  Given the criticality of a stable electric supply to the nation, the approach pursued by the government through the DoE has been and will continue to be deliberate and measured so as to avoid interruptions in the supply of electricity.  This approach necessarily eschews innovative and unproven methodologies.   The DoE suggests that the overhaul of the national electric grid could take decades.

The dedicated effort to implement the smart grid was articulated in the Energy Independence and Security Act, or EISA, of 2007, which addressed broad national energy objectives, including establishing energy management goals and requirements, and offered a range of incentives to the private sector for the development, production and implementation of renewable and alternative energy sources and conservation measures.  The goals of the smart grid are to sense, monitor and, in some cases, control how the electric grid operates or behaves under a given set of conditions.  The smart grid contemplates the use of information technologies to improve how electricity travels from power plants to consumers, allows consumers to interact with the grid and integrates technologies into the operation of the grid.  These technologies include demand-response initiatives that use digital technology with two-way communications to remotely control devices (thermostats, appliances, etc.) at the point of use, superconductive transmission lines that reduce power loss and the ability to integrate renewable energy sources.

The government’s efforts to advance upgrading the central grid are further defined under the American Recovery and Reinvestment Act, or ARRA, of 2009, in which the federal government allocated $4.5 billion for measures intended to modernize our nation’s electric infrastructure and encourage the development of technologies that enable the smart grid.  The ARRA earmarked funds for, among other things, a smart grid investment grant program, energy storage demonstration technologies, interconnection transmission planning and analysis and interoperability standards and framework.  The ARRA further earmarked funds for projects developed by utilities and private industry and to guarantee loans the proceeds of which are used for designated energy-related projects.  In addition, the federal government has made sustainability initiatives a priority with significant funding available under the Energy Improvement and Extension Act of 2008, the 2009 Omnibus Spending Bill and the 2010 Omnibus Spending Bill.  Significant tax and other energy asset development incentives also are offered at the state level.

Private Sector Developments

The private sector has taken a more aggressive approach than the federal government.  In seeking to address consumers’ concerns relating to spiraling energy costs and the diminishing efficiency, reliability and security of energy production and delivery, the private sector is racing toward the wholesale transformation of the energy industry that many experts deem critical to maintaining our nation’s continuing world leadership role and strength in the 21st century.  The pace of technological development in the private sector has quickly surpassed government and utility smart grid efforts and other developments to update the centralized electric grid.  Over the last decade, effective technologies have been introduced that allow the largest energy consumers to deploy a diverse array of energy efficiency solutions.  These include technologies that (i) generate electricity at or in close proximity to the point of consumption, known as distributed energy assets, which includes energy derived from microturbines, fuel cells and Combined Heat & Power, or CHP, which is a form of energy recycling in which heat created as a by-product of electricity generation is reused for heating; (ii) rely on renewable resources, such as photovoltaic (solar), wind turbine and geothermal generated energy, and (iii) store energy, such as advanced batteries and other emerging technologies, which allow consumers to tap into previously generated energy.

In response to the federal government’s smart grid initiatives, the private sector unleashed a torrent of intellectual and financial resources to capitalize on what forward-thinking companies perceived as the smart grid revolution and the enormous new industry that would arise from it.  Initial efforts were directed at introducing devices and technologies that promoted demand-response energy usage, one of the hallmarks of the DoE’s smart grid initiative.  These products encompass sensing and measurement technologies that provide accurate response such as remote monitoring, time-of-use pricing and demand-side management.  The most pervasive of the demand-response smart grid technologies are advanced metering systems that rely on Advanced Metering Infrastructure, or AMI, which measure, collect and analyze energy usage, and interact with advanced devices such as electricity meters, gas meters, heat meters and water meters, through various communication media either on request (on-demand) or on pre-defined schedules.  Demand-response mechanisms manage customer consumption of electricity in response to supply conditions by, for example, having electricity customers reduce their consumption at critical times or in response to market prices.   Under conditions of tight electricity supply, demand-response can significantly reduce the peak price and, in general, electricity price volatility.  These devices help conserve energy, reduce energy costs, increase reliability and provide transparency as it relates to utility pricing.  Other smart grid products include sensors that measure energy usage which can be connected to a home area network to create an environment that works efficiently with the patterns of the central grid.  Presently, smart grid technologies are being developed for every segment of the electric grid from “smart” generation to “smart” consumption and management.  A 2009 Pike Research report estimates that the smart grid market currently is approximately $40 billion and is projected to grow to $210 billion by 2015.

New energy technologies are empowering consumers to become energy producers through the deployment of distributed energy assets, renewable energy generation and energy storage solutions.  These new technologies place energy assets under a user’s direct control and permit them to manage energy production and consumption to satisfy their specific requirements, while ensuring reliability.  Energy consumers, such as commercial and industrial, or C&I, facilities (corporate campuses, manufacturing facilities and military bases), commercial and private institutions (universities and hospitals) big box stores and master planned communities are deploying these resources and solutions as a means of maintaining their competitive posture, and, in the current economic environment, as a means of surviving.  Managing and reducing energy costs by deploying these and other emerging technologies represent a means to significantly control what has become a material component of a business’s overhead and improve its bottom line.  They also recognize that adopting new approaches and technologies and establishing energy independence can result in more nimble operations that secure the reliability of their energy requirements, freeing them from tethers to the central grid and the uncertainties inherent in that relationship.

Political, environmental and social factors have created additional incentives for the adoption of renewable and energy efficient technologies by these organizations.  However, corporate boards are realizing that the benefits of implementing these new approaches to energy management go far beyond creating good publicity.  Green initiatives, when properly implemented, can contribute to corporate growth, protect against climate-change risk and promote environmental and social stewardship.

Technological advancements to distributed energy technologies over the last decade render these energy sources practical, stable and economically and environmentally sound when compared to energy generated by utilities at large power stations.  Distributed energy generation, or distributed generation, encompasses the use of electrical power generation equipment located near consumers and centers of electricity demand, also referred to as a “load.”  Examples of distributed energy resources include fuel cells, CHP, gas turbines, microturbines and internal combustion engines.  Distributed generation allows consumers to save on electricity costs by calling upon distributed energy resources during high-demand periods when power is most expensive.  Distributed generation helps reduce the pressure on utilities to build new central power plants or to use outdated, inefficient plants.  Distributed generation can reduce greenhouse gas emissions and improve air quality, if clean and efficient technologies are used.

Large energy consumers also are augmenting their ability to produce energy independently by adding renewable energy generation, such as solar, wind turbine and geothermal sources, to their energy assets.  As the efficiency of these sources increases and implementation prices decline, under appropriate environmental conditions the return on investment of these systems can be relatively short.  Advancements to these technologies are being driven by federal and state legislation intended to reduce the pressure on traditional utilities and reduce greenhouse gas production, and consumers’ desire to increase energy independence.   California, for example, has enacted strict environmental standards for businesses and utilities, including a renewable portfolio standards that requires retail sellers (defined as investor-owned utilities, electric service providers, and community choice aggregators) to increase renewable energy as a percentage of their retail sales.  Moreover, businesses that implement renewable energy sources receive significant tax and other incentives.

A host of other technologies, services and products have been developed to support, manage and monitor the evolving energy industry.  These include remote facility and energy asset management companies, sustainable property developers and energy storage companies.  Established industries such as communications and Internet service providers also are building a niche within the 21st century energy industry as energy assets are connected to Internet-enabled networks.  Entrants from numerous other industries worldwide are participating in the remaking of the energy industry

These advances in energy technologies are causing the private sector to ascend on a far steeper trajectory than the central grid initiatives.  The explosion in new energy generation and management technologies is exemplified by the growth experienced by energy service companies, or ESCOs, which design and implement energy savings projects, where revenues in the sector were projected to reach a record $5.6 billion in 2010.

Microgrids

The proliferation of new energy technologies and solutions have made possible and are driving the private energy industry toward the wide-scale adoption of the microgrid.  A microgrid is a localized grouping of electricity generating sources and intelligent controls that are connected to and synchronous with the centralized grid but that can operate independently and function autonomously of the central grid.  Microgrids deliver energy efficiently, economically and reliably.  They allow users to manage all facets of their energy assets and internal operation by collecting and making available to users detailed information about all aspects of each generation device’s performance and to introduce new technologies and energy sources as they become available.  A microgrid that employs renewable energy sources can significantly reduce the users’ carbon footprint when compared to utilization of hydrocarbon-based sources.

Microgrids allow for local control of distributed generation thereby reducing or eliminating the need for central dispatch.  During disturbances, the generation and corresponding loads (energy demands) can separate, or island, from the central distribution system to isolate a microgrid’s load from the disturbance (and thereby maintain a high level of service) without harming the central grid’s integrity.  Intentional islanding of generation and loads has the potential to provide a higher local reliability than that provided by the electric grid.  The smaller size of emerging distributed generation technologies permits energy resources to be placed optimally in relation to heat loads allowing for use of waste heat, through co-generation by way of CHP, and significantly increase efficiency.  CHP applications can more than double the overall efficiencies of the systems.  Microgrids can yield significant energy savings by supplying internally generated power at peak energy demand times when electricity prices are highest.  We believe that although higher operational efficiencies alone justify the cost of these systems, microgrids represent a potential profit center as owners enter into load curtailment programs with the local utility and sell energy back to the central grid.

Microgrids can seamlessly integrate renewable energy systems and virtually any new energy generation source as it is developed.  In addition, it is easier to track not only how much energy is actually being produced from these sources, but also how it is being used and distributed for more consistent service.  Perhaps the biggest advantage, however, is that microgrids will be able to provide and store sufficient energy to keep power flowing during blackouts or other disruptions.

The practical reality behind the emergence of the microgrid is part innovation and part convergence.  Much of the early success within the field has derived from organizations that are integrating a combination of distributed and renewable generation sources with home-grown applications and purchasing functionality (back-office systems) from point applications vendors, designing and building the pieces that are missing and retaining third parties to integrate them.  Consumer interest in deploying microgrids is intensifying and their sophistication and the resulting complexity of their communications systems is propelling the development of the range of interoperability technologies required to facilitate their proliferation, which, we believe, is the primary driver for the private energy industry to develop on a significantly faster track than the private and public utility smart grid.

Microgrids provide users with:

•	an ability to gain independence from the central grid;
•	an opportunity to manage and optimize energy output and usage in real time;
•	the ability to maximize cost savings and carbon emissions reductions;
•	the ability to monitor and control disparate building management systems and sources of distributed energy;
•	the ability to incorporate distributed and renewable energy sources;
•	the ability perform diagnostic analyses and address issues before they become problems;

•	the intelligence to identify energy efficiency opportunities;
•	forecasts to improve attainment of targets; and
•	reporting and billing on energy, environmental and financial results

As an independent center of power generation, microgrids can sell excess energy to the central grid, representing a source of revenue that can defer the cost of deployment of the system.  When coupled with the projected energy savings attributable to deployment, a microgrid makes good business sense for many large energy consumers.

A 2009 Pike Research report forecasts that more than 2,000 microgrid sites will be operational worldwide by 2015, up from fewer than 100 in 2010. The research firm also reports that the microgrid market will segment as follows:

•	Institutional/campus microgrids with a single owner, representing 53% of operating microgrids.
•	Commercial/industrial microgrids with multiple owners, representing 39% of the deployments
•	Community/utility microgrids tied to the larger utility grid infrastructure.
•	Remote off-grid systems which will be increasingly common in developing countries.
•	Military microgrids which can support remote base operations without a fuel supply.

The report also forecasts that up to 4.6 gigawatts of new microgrid capacity could come on line globally by 2016, representing a cumulative investment of $7.8 billion.  According to Pike Research, North America will be the largest market for microgrids during that period, capturing 74% of total industry capacity.

Current State of the Industry

Energy costs are accounting for an increasingly higher percentage of commercial consumers’ operating costs and a corresponding reduction to their bottom line.  We see this trend continuing as energy supplies are depleted and external pressures bear on the industry, such as geopolitical instability that increases the world price of petroleum and other energy resources.  Consumers are also sensitive to social forces exerting pressure to implement green energy solutions.  We believe that effective management of the energy component of a company’s cost of doing business represents a new frontier through which commercial enterprises can significantly impact financial performance.  Consumers have a greater variety of technological options from which to choose and new applications are emerging rapidly.

As a consequence of the proliferation of new energy technologies, products and services and the thirst for new energy applications intensifies, a highly fragmented industry comprising a broad spectrum of established and start-up companies distributed among a wide range of industries has evolved.  In most cases, their technologies have been designed without the benefit of an open development standard.  Their proprietary architectures, communications and information systems limit their compatibility to communicate and integrate with other technologies.  Moreover, many of these technologies ignore security issues that are critical components of any network attached energy technology or resource because they are susceptible to intrusion and cyber attack from third parties desiring to disrupt operations or acquire sensitive information.  These technologies present challenges, particularly in the context of microgrids, relating to the coordination of end points (individual energy assets and control stations, for example), authorize permitted constituencies (the people who have access to the end points), and enable the interoperability of information technology, or IT, systems and devices.

As the energy industry continues to evolve, we expect that new technologies will be developed that will allow private energy consumers, through microgrids and utilities, in the context of the smart grid, to incorporate other energy production sources, such as natural gas, petroleum and geothermal resources.  Accordingly, integrating these technologies to obtain their maximum efficiencies has been a challenging, if not impossible, task for consumers throughout the demand chain, from technology and device manufacturers, to ESCOs and consumers, and, in many cases, integration and interoperability has been stifled.  We do not believe that the development of cost effective, trusted third-party authority solutions to manage security and interoperability communications among end-point energy assets and access of permitted constituencies has kept pace with changing consumer demands, the realities of today’s energy market and technological advancements.  These deficiencies must be addressed in order to effectively, efficiently and securely deploy emerging energy technologies.  We believe that our solutions fill this critical void.

The deployment and integration by the private sector of distributed and renewable energy sources have fundamentally altered the business paradigm on which electricity generation and the energy industry functions.  Just as the private sector has been selling surplus energy generated from renewable, alternative and intermittent energy sources energy back to utilities, microgrids will sell their excess energy to utilities and amongst themselves.  The aggregate of the surplus energy delivered into the grid could serve to alleviate a modest portion of the nation’s increasing energy requirements and reduce energy prices since utilities may not be required to construct expensive and environmentally devastating energy generating infrastructure or resort to older, less efficient and more expensive generation equipment to meet peak demand.  Moreover, at the production levels suggested by the Pike Research report, analysts foresee the development of spot energy trading markets for surplus energy generated outside the utility framework.

Other industries, telecommunications specifically, have been faced with similar infrastructure challenges.  The future of the energy industry is not unlike what transpired in the telecom industry.  In order to support demand and growth, the telecom industry conceived secure signaling and moved its infrastructure to a distributed architecture capable of supporting disparate networks (multiple carriers), multiple providers (over s single set of lines) and diverse technologies.   A similar movement is now occurring in the energy industry as it moves to intelligent and centralized management of the grid to support multiple layers of smaller, independent, distributed intelligent devices, resources and endpoints.  Appropriate and cost effective solutions must be made available to promote the expansion of microgrids

As the energy industry continues to evolve, we expect that new technologies will be developed that will allow private energy consumers, owners of microgrids and utilities, in the context of the smart grid, to incorporate other energy production sources, such as natural gas, petroleum and geothermal resources.  All of the challenges consumers are confronting with respect to connecting, integrating, operating and securing today’s technologies will be pertinent to the integration of these new energy assets.

Our Technologies and Services

We provide connectivity, interoperability and security solutions to meet the challenges of the 21st century energy industry.  Our network service platform and consulting and software engineering, architecture and design services enable our customers to seamlessly connect, integrate, manage and secure their energy related assets.  Our solutions adeptly address the range of communications and automation issues facing energy consumers as they seek to more efficiently manage their energy consumption and offset their energy costs through the deployment of distributed and renewable generation, energy storage and other technologies.

TigaNET

We are developing a network service system that we call TigaNET which will connect and secure energy assets and allow them to communicate with each other and the systems that manage and monitor them.  TigaNET will offer services that will accommodate and facilitate all aspects of our customers’ management of their energy networks.  Through TigaNET, we will offer supplementary content, products and services to our customers that will enhance their operational capabilities and provide a source of ongoing revenue to our Company.

TigaNET is an open standards, Internet-based framework that is based upon our patent pending service delivery exchange (SDEX) system.  Our SDEX system unites an entire service delivery economic system, or ecosystem, for the Internet by utilizing a secure signaling infrastructure that negotiates the delivery of information, control messages and content in a multi-vendor (that is, multiple devices manufactured by diverse providers), transaction-based environment.  Our SDEX system takes a novel approach in its layered service architecture.  Each service layer in the hierarchy creates a common infrastructure for the smart grid and new and emerging energy assets

Our SDEX system provides:

•	Network Security Services – authorizes access and provides necessary certificates/keys for encrypting communications.
•	Data Security Services – provides a centralized repository for managing data to authenticate customers, vendors, and utilities, as well as access permissions and policies.
•
Information Services – provides service information pertaining to customer, device and premises profiles, service opt-in and preferences, and business-to-business services, such as transaction management, tracking and settlement.

Our open standards SDEX system is capable of connecting a broad spectrum of service endpoints, including virtually all systems, technologies and devices, onto a common internet protocol, or IP, interface.  In the context of an energy services application, these may include energy generation resources, energy storage solutions, building controls, smart grid devices and energy services.  Customers, service vendors and utilities can access energy assets in a secure, permissions-based environment.

We will have the capacity to customize and update our network to deliver the most current security, data and information services while providing the range of product and service offerings our customers require and demand.

We will make certain aspects of the software we will employ on TigaNET available in source code, or open source, form.  We will encourage third party programmers to develop functional applications that we will offer to our customers.  We believe that by making TigaNET open source, we will more quickly establish TigaNET as the network platform for connecting energy assets and services

The security agent incorporated into TigaNET is the focal point of our SDEX system.  One of the prime advantages of smart grid and network enabled energy technologies and devices is the ability to remotely manage, monitor and collect information relating to their performance or information captured by the system relating to customers and other users, either directly by the user or by a utility seeking to make changes in response to energy demands.  As larger numbers and more diverse energy assets are incorporated into network connected operating systems, the volume of information and number of transactions increase.  Energy networks must allow access to permitted parties yet remain supremely secure from cyber attacks capable of disabling the system, hijacking sensitive information or worse.  Because our SDEX architecture centrally manages industry standard security protocols used by our clients, it is able to detect attacks and adapt to evolving security and encryption demands.  This eliminates non-coordinated security implementations of various enterprises where the weakest link becomes a likely point of attack or security breach.  By providing security as a service through TigaNET, we free our customers from concerns relating to the security of their energy networks, thereby allowing them to focus on their core operations while reducing the internal costs associated with network security management.  Our customers can be confident in the knowledge that that their energy networks are monitored and protected by security protocols employing the latest, most robust techniques devised and implemented by Internet security professionals experienced in energy asset management.

Our technology team has demonstrated the efficiencies of our SDEX architecture in other markets.
We are confident that TigaNET can be adapted successfully to our TigaNET energy industry application based upon the enterprise-class network applications in which it previously has been utilized.  Our SDEX technology possesses virtually unlimited scalability, is content and feature rich and, we believe, is significantly more cost effective than competing technologies and service offerings.  Our SDEX technology is subject to one pending patent and we expect to seek patent protection for several more technologies, all focused on network service delivery infrastructure.

The most powerful tool TigaNET will offer to customers is the ability to connect a diverse and disparate range of unrelated assets including distributed and renewable energy generation and energy storage technologies, building automation and control systems, metering and monitoring devices and other energy related systems onto a common IP interface.  Its unique architecture eliminates the proprietary lockouts these systems and technologies impose on their customers.  TigaNET should be able to accommodate virtually any technology, allowing customers to connect existing and yet to be developed technologies..

TigaNET provides:

•
Enterprise Services – TigaNET functions as an Internet firewall for companies providing facility, asset and energy management services.  It eliminates the need for a direct Internet-based connection between our customers’ facilities utilities and their back offices.  Further, TigaNET offers the ability to manage policy and access permissions and authentications to systems, devices, and data interfaces from a single console.

•
Standards based Secure Internet Transport – This enables a common method for energy consumers, smart buildings, application developers, utilities, service technicians, as well as ESCOs and other energy services companies to access information and control systems via the Internet.

•
Single interface for all energy related services – TigaNET allows end-users to access energy related information, facilities service data, consumer energy consumption information and other data by way of a single source that is accessible via multiple interfaces such as smart phone applications, web portals, premises control systems, and back office applications.

•
Managed Cyber-Security for Facilities and Utility Control Systems – Facilities and utilities can securely connect to Internet-based services and controls via TigaNET’s information exchange which provides a mechanism for these organizations to leverage the flexibility and functionality of the Internet without directly risking interaction with Internet-based energy services.

We believe that TigaNET’s network and transport services represent an essential element in the management of an energy asset portfolio.  Its services and solutions enable utilities and energy services companies to leverage existing and evolving building automation systems to:

•	Improve operational efficiency by reducing energy consumption.
•	Extend access to real-time information and premises controls to new interfaces and applications.
•	Most importantly, by integrating renewable generation solutions with facilities management control systems customers can reduce their heating and cooling and overall energy costs by 40% to 60%.

We are designing TigaNET as a feature and content rich environment to serve a wide range of requirements of consumers that desire to take a progressive approach to energy consumption, production and management.  Through TigaNET we will offer services and solutions that improve the capability of facilities management and performance systems.  TigaNET will offer supplementary content, products and services to our customers.

We believe that TigaNET will provide an end-to-end solution to the range of issues, challenges and threats that confront energy industry participants.  It allows users to integrate, manage and monitor their energy assets throughout each phase of the energy life cycle from distribution to use.  TigaNET provides users with the ability to adjust and modify their systems as conditions require, as a result both of expanding their energy portfolio to accommodate new technologies and as economic pressures dictate.  We believe that economic benefits will be achieved not only from increased efficiencies of usage of energy assets but also from the ability to take advantage on an automated basis, through a network service we will offer, of valuable government tax and other incentives offered to forward thinking users who make prudent energy usage a priority.  The incorporation of TigaNET into an energy asset portfolio will demonstrate a commitment to environmental sensitivity because the significant energy efficiencies derived represent sophisticated environmental stewardship.

As we complete the development of TigaNET, we expect to release it in stages to satisfy strategic demands of our target markets.  Initially, we expect to provide our managed network services for security and interoperability for information resources and end-point assets. We believe we can complete the development of and release of these facets of TigaNET within 12 months of receiving adequate financing.  Once we establish these services, we anticipate adding messaging and communications services, energy based security and connectivity to home gateway products and the interfaces into energy asset management applications.  Our focus will be on the private energy market and we expect that initial customers for TigaNET will be with big box stores that are implementing distributable energy sources, such as CHP, and renewable energy solutions, including wind, solar and geothermal sources, that have the need to centrally measure their return on generation.  We are currently in discussions with several multinational organizations to architect and deploy TigaNET into large-scale projects that propose to integrate multiple energy generation sources and that have the ability to leverage the energy locally and, if there is excess capacity, to sell electricity back to the utility provider through a power purchase agreement or offer it to a private energy trading platform.

As of March 31, 2011, we had completed the development of the TigaNET specification architecture and a design spec for deploying TigaNET’s core components within a CHP facility.  As described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we will require a significant infusion of capital to complete the development of TigaNET.  As we obtain the required capital, we will complete the development of and release strategic elements of TigaNET in phases.  Our primary efforts will be devoted to completing the development of our managed network services for security and interoperability for information resources and end-point assets. We believe we can complete the development of and release of these facets of TigaNET within 12 months of receiving adequate financing.  Once we establish these services, we anticipate adding messaging and communications services, energy based security and connectivity to home gateway products and the interfaces into energy asset management applications.  We expect to be able to be able to release a functioning version of the development of network and transport element of TigaNET within 8-12 months of receiving approximately $5 million to 7 million of capital.

Services

We design and develop architectures and software to enable product developers and users to integrate and manage energy devices developed by multiple vendors in a unified environment.  We have developed methodology-based consulting services that assist customers in connecting their assets securely to open standards, Internet-based platform that offers significant feature, cost, scalability and performance advantages over proprietary, custom-built solutions.  We believe that the unique architectural approach of our solutions offers significant value and advantages across the entire spectrum of manufacturers and consumers in the evolving energy industry.  Our engineering and architectural solutions include

•
Product Specific Integration Engineering Services – Most smart grid devices and emerging distributed and renewable technologies either incorporate proprietary architectures, communications and information systems that limit their compatibility to communicate and integrate with other technologies or do not address these functionalities at all, in which case, manufacturers have elected to allow the user to determine the manner in which the device or technology will be integrated into its energy network.  In many cases, these proprietary architectures and systems preclude these technologies from integration entirely.  Further, these technologies may not include the security agents and protocols required when it is connected to a network of energy assets.  Even the largest manufacturers acknowledge that their devices may not be compatible with users’ existing networks and systems and that additional engineering may be required to integrate the technology into an energy network.  For some manufacturers, compatibility issues may be an impediment to wider distribution of their products.  We provide custom engineered open standards solutions to device and technology providers that allow their products to integrate and communicate with virtually any user’s network and add a security agent to protect against unauthorized interventions.

•	Retrofitting Services – We provide services to integrate legacy systems into a customer’s existing network or to our Internet network platform.

•
Conceptual Design Services – We interface with developers, architects and planners during the conceptual design phase of a project to provide technology assessments and recommendations, network development and deployment and return on investment analysis.

•	Pre-Engineering Services – We provide pre-engineering services that include project requirement assessments and systems specification analyses.

•
Pre-Construction Engineering Services – We provide design and support services during the pre-construction phase of a development to design network, building and energy control systems, including campus and local area network, or LAN, architecture and design, building control and automation system design, energy management and control system design and vendor selection.

•
Construction and Deployment Services – We manage the deployment of campus and LAN systems, such as building communications systems, energy control and management systems, as well as our proprietary energy management services platform and custom application development.

We are capable of delivering our engineering and architectural services as discrete solutions to address specific issues and challenges or in the context of a unified array of services that represent end-to-end solutions for our customers.  Our engineering and architectural services are based on open standards, which will allow our consulting and engineering services customers to migrate to TigaNET.

We require significant capital to complete the development of our engineering services platform to offer the entire range of our consulting and engineering services.  We expect to be able to deploy these services within approximately eight months of receiving the required capital.  Please see the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for more detail regarding our capital requirements.

Revenue Opportunities

The energy industry has responded to consumer demands to manage energy consumption by developing a broad spectrum of new technologies.  These include basic devices that provide consumers with the means to most effectively avail themselves of the benefits of the smart grid, such as advanced meters and sensors that allow for demand response control of electricity usage, and the most sophisticated technologies that allow the largest consumers to generate their own power and attain energy independence, such as distributed and renewable energy generation sources and storage technologies.

A feature common to all of these devices and technologies is that they must be able to effectively interact with other technologies in the context of a network.  The sophistication of the interaction is dictated by the nature of the device or technology, its function and the context in which it is deployed.  Smart grid devices must be programmed to provide real time information relating to energy usage to consumers and to interact with utilities to achieve the benefits of demand-response control.  Alternative power generation sources typically are deployed within the context of a consumer’s wider energy or building automation network and require far more sophisticated technologies that allow the user to collect and analyze information and manage and program the device within the framework of the network in which it operates.  Manufacturers and consumers also must be attentive to security concerns given that these devices and technologies frequently are connected to the Internet.  Most manufacturers of these new devices and technologies are proficient at developing products that achieve a stated goal.  However, these same manufacturers may not have imbued in these technologies with the sophisticated architectures, communications and information systems and security protocols that enable them to interact efficiently and securely.  This technological void represents one of the most significant failings of the new energy industry and has created an opportunity for perceptive companies with the experience to develop the applications that address and resolve these deficiencies.

We believe that our Company occupies a critical space at the forefront of the evolving energy industry.  Our products and services enable competing proprietary architectures, communications and information systems to communicate and integrate with each other.   We solve challenges relating to the coordination of end points, constituencies, interoperability of IT systems and devices.  We provide robust security features that enable technologies to function within the context of a network of energy assets that can be monitored and controlled remotely.

We expect that our principle revenue opportunities will derive from:

•	subscriptions to TigaNET and the supplementary products and services we will offer through TigaNET;
•	developing and implementing end-to-end services for microgrids and independent energy networks and ultimately connecting these systems to TigaNET;
•
partnering with energy industry participants to develop and own renewable energy projects for which we will provide the range of our consulting services, managed network services and, in some cases, ongoing management services of the completed facilities; and

•
providing consulting and engineering services to a wide range of manufacturers, service companies and consumers, including designers and manufacturers of the range of evolving products from renewable and distributed energy source to smart grid devices, facility management companies, ESCOs and systems integrators.

Eventually, when a sufficient number of distributed and renewable energy sources are connected to TigaNET, we will seek to develop a spot trading market for energy generated by these alternative energy sources.

TigaNET Managed Network Services

As we complete the development of TigaNET, we expect to release it in stages to satisfy strategic requirements of our prime target markets.  Initially, we expect to provide our managed network services for security and interoperability for information resources and end-point assets.  Once we establish these services, we anticipate adding messaging and communications services, energy based security and connectivity to home gateway products and the interfaces into energy asset management applications.  Thereafter, we will enhance TigaNET by making available additional fee-based applications and other tools, some of which are described below, to facilitate our customers’ management of their energy assets and systems.

Our initial focus will be on the private energy market.  We will target consumers implementing distributable and renewable energy solutions that must manage and monitor these technologies and centrally measure their return on generation.  These include C&I facilities (corporate campuses and industrial complexes), commercial and private institutions (universities and hospitals), big box stores and master planned communities.  Many IT organizations regard energy usage and consumption technologies as the fourth component to the communications infrastructure (voice, video, data, and energy management).  Pike Research estimates the managed services market for grid technologies to be on a year-over-year growth trajectory of 75% between 2010 and 2011 and a 60% compounded annual growth rate through 2015, at which point it will become a $4.3 billion per year industry.

We will make TigaNET available as a branded monthly network service.  We anticipate charging customers monthly subscription fees for our services.  These services include, but are not limited to, energy trading, third party application transaction fees, and end-point access/authentication for connecting through our network.  Customers wishing to deploy TigaNET as a private network service will be charged a monthly fee based on deployment size, integration to the TigaNET public service, or fees for accessing devices within the network.  We will employ value based pricing based on the number of devices connected and/or the number of transactions processed within the system.

We envision having the opportunity to make TigaNET available to customers through other arrangements.   We will offer a white label version of our managed network service to allow third-parties, utilities, and other organizations to resell our applications and services to their customers.  Purchasers of white label releases of TigaNET will be connected to our greater network and we ultimately will be managing their energy resources, which will increase our assets under management and grow the scope of our network.   This approach will allow us to increase our customer base more quickly without a corresponding increase in marketing costs.

We also will pursue licensing opportunities of the TigaNET platform and its individual components.  Possible licensees include enterprise customers seeking a closed installation of TigaNET and government owned utilities.  In these licensing agreements, we expect that we would provide additional integration, engineering and deployment services and ongoing support.

As we complete the development of our managed network, we will enhance TigaNET by adding supplementary services, such as those described below, each of which represents a discrete revenue opportunity:

•
Energy Management Services and Applications Store.  Because we secure and control all of the assets and information on the network, TigaNET can act as a “store front” or enabler of third-party application vendors.  Our open standards, Internet-based solutions are accessible to a wide variety of services and applications.  We will launch an energy applications and service store that will offer energy management applications, services and products developed by third parties that enhance, complement and support the solutions we provide for our customers.  In addition this interface provides customers with a standards based programming and communications interface with specifications for third-parties to develop and sell custom energy applications. We expect this model will provide an efficient environment for developing custom energy management software applications and a diverse ecosystem for developing consumer- and enterprise-based energy applications.  We will generate revenue from the applications store by managing devices and data security and third party access permissions.  As we capture information about users, we will accumulate service profile and subscription information that will allow us to better serve them by developing solutions that match their needs. We expect that the revenue generating potential of the applications store will be closely tied to the proliferation of TigaNET.  Some of the initial applications that will be made available in the store include an iPhone/iPad based commercial and industrial HVAC audit and energy audit tool that will allow service technicians to monitor performance and energy consumption of HVAC systems, determine what maintenance needs to be completed, track the warranty and service history and dispatch a work order if further service is needed. Other applications include an HTML/Internet-based interface for monitoring real-time performance of solar panels, and a BTU monitor for the measurement and efficiency of geothermal loop systems.

•
Tiga Energy Asset Management Services (TEAM).  TEAM is a set of applications and tools that leverage TigaNET to improve the capability of facilities management and performance systems.  TEAM will offer solutions and functionality for rules and event engine management; filing for federal and state utilities incentives, tax breaks and “green” incentives; facilities performance monitoring; facility management and control; maintenance and service cost intelligence; and performance optimization.  TEAM will offer a mobile application that automates the task of recording, evaluating and distributing asset information.  When TEAM detects a defect in a system, its integrated work order dispatch system will be capable of providing end-to-end cost analysis, technician dispatch, mobile troubleshooting and event management.  For example, TEAM solutions will allow C&I organizations to better manage the real-time performance and management of connected assets such as heating, ventilation and air conditioning, or HVAC, battery storage, solar panels, and wind turbines, regardless of device or interface.

Renewable Energy Projects

The range of our services and technologies provide us with a unique opportunity to serve as a lead developer in renewable energy projects.  Our managed network services along with the range of our engineering and architectural solutions form the indispensable backbone of any renewable energy project.  We will seek to unite providers of renewable energy technologies, energy storage solutions and other required technologies and components to develop energy generation systems that will be capable of scaling to serve a diverse array of customers.   Essentially, we will construct and operate microgrids that sell energy to an anchor customer and excess energy to the central grid.

Each party will bring its unique skill set to a project.  We will provide engineering and architectural solutions spanning the scope of the project, from pre-engineering design through technology deployment in the construction stage and connect the facility to TigaNET.  We may serve as the lead manager in these projects and continue to operate them upon completion..  We would receive fees for each aspect of a project in which we participate.  In addition, we would own a percentage of the completed plant and be entitled to receive a portion of the net revenues generated from the sale of energy to the anchor customer and offtaker.

We believe that we will be able to secure funding for such projects upon the satisfaction of the following criteria:

•	The completion of the final business plan, architecture of the facility and engineering specifications.
•
The receipt of an executed Power Purchase Agreement with a AAA bond rated offtaker, such as a utility, large corporate campus or university, a government agency or municipality and/or a large private entity willing to provide a credit back-stop that fully cover the amortization of the debt over the terms of the financing.

We have identified and are pursuing opportunities that will satisfy the above criteria.

We have entered into a joint venture with two entities to develop energy generation facilities that utilize renewable sources which we describe below under the heading “Customers and Prospects.”

Implementation of Microgrids and Independent Energy Networks

In the face of spiraling energy costs that drastically impact their bottom line, many large energy consumers are stepping up from mere building automation systems to implement independent energy networks that allow them to more closely manage energy costs, ensure energy reliability and achieve a measure of energy independence.  These enterprises are adopting a wide array of new energy technologies to attain these goals, including building automation systems and the meters and sensors that monitor performance of systems such as HVAC, lighting and hot water, in real time, and distributed and renewable energy resources to produce their own energy.  Industry reports suggest that many large energy commercial and institutional consumers will seek to implement the entire array of new technologies and migrate to microgrids.

Critical to the implementation and harmonization of these diverse and disparate technologies within the context of a network and achieving the efficiencies these systems offer are the applications that coordinate end points, authorize permitted constituencies and enable the interoperability of IT systems and devices.  We offer end-to-end solutions from preconstruction engineering through system implementation that enable microgrids and independent energy networks. We expect that many of these systems will be connected to TigaNET, where they will benefit from the range of our managed network services, and provide us with an ongoing revenue stream.

We want to establish our Company as the open standard platform for enabling microgrids and independent energy networks by providing the range of engineering, architectural and software services customers require.  We believe that our solutions are more extensive, cost efficient and operationally effective than those offered by existing providers and will render these options accessible to a wide range of consumers.  We will work closely with strategic partners and sustainable developers, architects, engineers and project managers, to secure business in the microgrid and independent energy network markets.  We make available to these customers effective and affordable solutions that we believe will promote deeper market penetration of microgrids and energy networks.

Consulting, Integration and Project Services

The range of consulting, engineering and architectural services we can deliver to clients and the fragmented state of the energy industry present an opportunity to for us to provide services to a wide array of customers.

Facility Management and Building Automation Systems

Many commercial and private energy consumers are not prepared for wholesale implementation of private energy networks or microgrids.  However, a growing number of these entities desire to take advantage of the array of technologies and products that allow consumers to reduce energy consumption and control energy costs.  Utilities are promoting their implementation to slow the pace at which energy consumption is growing in order to defer the construction of new electricity generation plants.  Many of these consumers are implementing or augmenting existing building automation and facility management systems.  These types of systems have been deployed for decades but new technologies make them accessible for facilities of any size, including private residences.

The implementation of building automation systems and energy management programs generally falls within the purview of ESCO’s which design and implement energy savings projects.  ESCOs typically incorporate a myriad of legacy and diverse new products and technologies within their design proposals to achieve the highest energy efficiencies.  Many of these products incorporate proprietary architectures, communications and information systems that limit their compatibility to communicate and integrate with other technologies.  Legacy equipment may include additional barriers to connectivity than newer product offerings.  These systems typically are operated by local area networks, or LANs, to integrate all of the facets of the design.

Facility management companies face similar challenges as those presented to ESCOs to the extent that they are required to connect and integrate a variety of technologies with the added challenge of managing them from a single console either on-site or remotely.  Many energy and premises control systems impose proprietary lockouts on their customers that must be overcome to connect these systems with other equipment such as smart meters and sensors and power generation sources.

Our range of consulting services enable ESCOs, facility managers and other technology integrators to offer the widest spectrum of technology options to their clients at prices accessible to virtually any facility or residence.  We will generate consulting fees from these services.  The open standards nature of the solutions we implement will allow more sophisticated systems to attach to TigaNET.

Product and Technology Integration Engineering

The range of devices and technologies driving the transformation of the energy industry are highly sophisticated in their design, operation and functionality.  However, many of them may be limited in their functionality and efficiency or can not be incorporated into wider energy networks at all because they lack the necessary communications and information systems and security protocols.  These technologies must be enhanced to provide them with the necessary systems and protocols to function properly.  In addition, utilities that desire to establish a common network for managing their business to take advantage of new technologies or efficiencies and network service providers that must upgrade their systems to accommodate energy related assets face similar challenges that require engineered solutions.  We offer solutions that enable existing and emerging technologies and devices to communicate with utilities and connect with and integrate into to wider networks, improve their effectiveness and enhance security against cyber attack.  These solutions represent a value added proposition to technology and device manufacturers that would profit from an increase in the flexibility and marketability of their products.

We believe we have a significant competitive advantage in this segment because of our team’s background in architecting and deploying enterprise-class networks.  We believe that this skill set, combined with our deep domain expertise and contacts in the energy industry and our understanding of the challenges that confront manufacturers will help ensure that we maintain this advantage, especially as the market matures and competition increases.

Energy Trading Platform

As distributed and renewable energy generation sources and microgrids proliferate, many consumers will become net energy producers and have the ability to sell energy back to the grid and/or trade it among other energy consumers connected to a network.  As private sector energy production increases, we believe that an opportunity will arise to develop an interface between TigaNET and energy spot trading platforms to allow international trading.  While the limited quantity of non-grid generated energy has precluded the establishment of such a market to date, as more private consumers become net energy producers through distributed and renewable energy sources, including energy generated by microgrids, and baseline generation technologies, such as natural gas, geothermal, CHP and energy storage devices are added to the mix, a spot trading market for non-grid generated energy would become viable.  TigaNET, with its virtually unlimited scalability, will provide energy spot trading platforms with secure real-time access to both private energy assets and traditional utility energy assets connected to the exchange.  We would work in collaboration with a partner in the financial services industry to launch a spot trading market for non-grid generated energy derived from energy assets connected to TigaNET to provide secure real-time information about and access to both traditional utility energy assets and private energy assets connected to the exchange.  As the energy industry continues to evolve, we believe that a vibrant energy spot trading market will develop.  Currently the only viable trading of renewable generation is on the Day-Ahead or Intra-say/Hour-ahead markets where bids are submitted and the market is cleared prior to the dispatch of energy within a 24-hour period.  Traders, and utilities, can choose which energy sources to trade based on their needs, price and delivery requirements.  Energy can be traded in real-time or by auction, depending on the needs of the exchange, the purchaser, the seller or the utility.

Customers and Prospects

Renewable Energy Project Development Partnership

We have organized a partnership with Eco-Merge USA LLC., a subsidiary of Japan based Dentsu Inc., and Innovative Energy Group, LLC. to design, deploy and operate renewable energy power plants throughout the USA.  The plants are being designed to blend renewable energy sources that will include solar, simple cycle, combined cycle (steam-to-energy), and CHP powered from waste-to-energy sources to produce in excess of 15 MW of renewable energy annually.  We believe that the plants will offer electricity at rates highly competitive with conventional utilities.

Under our business model, the partners and investors will jointly own the plants and sell electricity at a profit both to an anchor customer and to independent utilities.  The partners will share the net revenues.

We believe that plants will be productive and attractive to consumers and investors.  We expect that each energy plant will be privately funded.  Upon completion of our initial deployment, we will have the ability to present similar opportunities to sites we select based upon the economics of this project. Eventually, we plan to make excess electricity not utilized by the anchor customer available to an energy spot trading market.

We are seeking to develop the first blended renewable energy power plant in Bastrop County, Texas approximately 15 miles from Austin, near the site of the Central Texas Airport project, described below.  We hope to have funding in place for the facility to break ground during 2011.  The plant will offer electricity to utilities in the Central Texas region and provide thermal energy services to the planned Eco-Merge Green Corporate Center, described below.

Central Texas Airport & Green Corporate Centers Contract and Letter of Intent

We have entered into an agreement with The Central Texas Airport (CTA) & Green Corporate Centers (GCG) to provide a range of engineering services in connection with the deployment of a communications infrastructure that will support communications and microgrid services at the airport and surrounding green corporate campus being developed by CTA near Austin, Texas.

We currently are party to an LOI to be tasked with implementing and managing a six-mile circumference IP based campus wide area network, or WAN, and service delivery platform that will support voice, data, video, building automation and energy control systems.  We are working with large network equipment vendor to provide equipment and design services for this project.  CTA is working with Eco Merge LLC. to develop a sustainable corporate campus component called the Eco-Merge Green Corporate Centers.

Our joint venture has proposed to develop a 10Mw solar array with IP based control systems that will have the capacity to scale to 30Mw in short order.  We are exploring the option to blend other distributable and renewable energy sources, including waste to energy, single/combined cycle (steam-to-energy), CHP, solar, and storage solutions to ensure that we can effectively generate, provide, manage and distribute energy on site at any time.  We are negotiating to earn fees for providing these services from a power purchase agreement that the joint venture would negotiate with a local utility offtaker.  In addition to the energy controls, we will be deploying and managing all of the network services that include security as a service, authentication, discovery, asset management, voice/data/video communications, and IP based control systems which will tie into an overall microgrid solution.  The project is intended to be a scalable, replicable community development that incorporates viable energy generation and management technologies within a secure, networked platform and serve as a demonstration model for green airport technologies and applications that can be applied worldwide.  We also would be entitled to participate in any future franchise rights to the concept.

The project represents an opportunity to showcase our entire array of skills and competencies.  It would afford us an opportunity to implement and perfect our technologies and services on an enterprise level in a high visibility project.

Other Opportunities

In addition to CTA, we are currently engaged in discussions with several other municipalities and utilities throughout Texas to deploy and operate blended renewable energy power plants.

We are currently in discussions with several multinational organizations to architect and deploy TigaNET into large-scale projects that propose to integrate multiple energy generation sources and that have the ability to leverage the energy locally and, if there is excess capacity, to sell electricity back to the utility provider through a power purchase agreement or offer it to a private energy trading platform.

We also have submitted multiple responses to RFPs with SunGard to perform network technology assessments and the deployment of energy management technologies and solutions.

Marketing and Sales

Marketing Approach

Our marketing strategy can be segmented into two phases:

•	an initial stage in which we introduce and commercialize our engineering services platform; and

•
the staged launch of our suite of TigaNET services that incorporates third party services and energy application developer partners into the TigaNET platform to offer value added services and applications to TigaNET endpoint customers.

We believe that our unique architectural approach offers significant value and advantages to the facility management, building automation, renewable energy services and smart grid industries.  We have developed methodologies to assist these industries in connecting their assets securely to an open standards, Internet-based platform that offers significant feature, cost, scalability and performance advantages over proprietary, custom-built solutions.  All of the one-off engineering solutions we develop for clients will be completed in an open standards format and many of these will have the ability to connect to TigaNET when it is released.  It is our intention that all of our customers and clients ultimately migrate to TigaNET so that as we grow our base of engineering services clients we also are expanding the universe of potential TigaNET users, which we hope to leverage into a future revenue stream.  Our ultimate goal is to establish TigaNET as the open standard network platform and end-to-end solution for securing energy assets and delivering services to the energy industry.

As we enter the market, our primary focus will be to sell to strategic accounts and establish key partnerships that will leverage sales solutions.  It is our intention to identify a few early customers that can establish the efficacy and quality of our services and products and solidify our Company’s reputation as a reliable and innovative provider of effective connectivity, interoperability and security solutions for the energy industry.  We expect that these relationships will lay the groundwork for strategic partnerships with a variety of established energy industry providers across the spectrum of the energy industry.

We believe that breadth of the engineering services we offer will attract a wide range of customers.  We consider product manufacturers, utilities and service providers that will require engineering services to develop architectures to enable their products to operate within the context of wider energy networks to comprise an initial and critical set of customers.  We will target smart grid device manufacturers and facility and building automation system manufacturers, distributed and renewable energy generation source manufacturers and networking service providers.  We also will pursue utilities that desire to establish a common network for managing their business to take advantage of new technologies or efficiencies.  We can provide the value-added connectivity and interoperability features and security agents these businesses require to substantiate their products’ ability to function seamlessly within the context of an energy network and extend the potential market for their products.

We expect that other customers will engage us to provide all or a portion of the range of engineering services we offer.  Toward this end, we are targeting customers in the private energy market, the C&I market, commercial facility management organizations, big box retailers, sustainable developments and large scale renewable energy projects.  We may be retained by these entities to install a new energy network or assess and upgrade an existing network, to retrofit and integrate legacy building control systems, to design and deploy a LAN that covers energy assets or participate in the implementation or upgrading of building automation systems that include energy related technologies or devices.

Energy consulting firms, ESCOs and systems integrators represent potentially productive markets for our services.  For example, ESCOs develop energy savings programs that incorporate a wide range of products and strategies and may require our services to implement the most effective energy savings programs.  We also will work with sustainable developers, architects, engineers and project managers in each phase of a commercial, residential or mixed-use projects to provide our services in each phase of a project.  Our overriding role in these environments will be to ensure secure access to energy assets. We also expect that these entities will offer a leveraged solution to expand distribution channels for our solutions.

We expect that from this initial group of clients we will identify a few lighthouse customers upon which we can build our business.  Characteristics we will seek in these customers include the ability to utilize TigaNET, when it is released, within a pilot license to solve an existing internal security challenge, to incorporate TigaNET as a part of their customer engagement or support solution.  We believe that, in certain cases, these customers may have the ability to reference, sell, or even resell, components of our network and ultimately, TigaNET, into their customer base.

As we enter the market, we hope to cultivate strategic alliances with established companies in the business sectors we deem most critical to building our operations.  We will seek to leverage these strategic partnerships to grow our customer base at minimal cost to us.  We are developing relationships with several major network equipment providers, multi-national conglomerates, energy service providers and renewable generation providers that provide geothermal, solar, CHP and battery storage solutions, which will allow us to have a first to market advantage over our competitors.

We will continue our development of TigaNET by establishing the services that comprise our suite of TEAM-related products and identifying third parties develop applications and products for our Energy Management Services & Applications Store.  At such time as we have produced the first working model TigaNET and have identified our lighthouse customers and strategic partners, we will initiate efforts to license our technology to a variety of energy industry partners.  We are pursuing partners in the following industries:

•	Renewable Energy Generation Manufacturers
•	Sustainable Property Developers
•	ESCOs
•	Smart Grid Infrastructure
•	Electric Utilities
•	Communications
•	System Integrators

As we complete the development of the individual applications comprising TigaNET, we expect to release them to satisfy strategic demands of our target markets.  Initially, we expect to provide our managed network services for security and interoperability for information resources and end-point assets.  Once we establish these services, we anticipate adding messaging and communications services, energy based security and connectivity to home gateway products and the interfaces into energy asset management applications.

By working closely with our strategic partners and with sustainable developers, architects, engineers and project managers, we believe that we can secure business in the microgrid market.  We believe that the visibility provided by the Central Texas Airport project, should it proceed to construction, will be invaluable for establishing the strength of our services and solutions and the breadth of our corporate competencies.

As private sector energy production increases and our business matures, we expect that more energy assets will be connected to, or have the ability to connect to, TigaNET.  We believe that we will quickly capture within our network a sufficient quantity of non-grid generated electricity, which, if linked with baseline generation technologies, such as natural gas, geothermal, CHP and energy storage devices, could evolve into an energy spot trading platforms.  We believe that our participation in such an energy trading platform would further drive sales.

Sales

Initially, we will rely on management to develop leads and close sales.  As our sales and marketing efforts mature, we will employ a direct sales team as the primary conduit for selling our products.  We expect to divide our sales force on a regional basis.  We will provide sales representatives with access to engineering support during the sales process.  Eventually, we anticipate adding independent representatives and, if our financial resources permit, we will maintain a tight ratio of sales engineers to sales representatives.  An internal sales force will support our independent representatives for lead generation and follow-up.

We hope to leverage our relationships with our strategic partners, licensees and the product manufacturers and service providers with which we do business to gain access to customers in a wide variety of markets segments.

Intellectual Property

We expect that our success and ability to compete will depend upon our intellectual property.  We currently are pursuing patent protection in the United States.  Currently, we have one pending patent in the U.S. We expect to file several more patents, all of which are focused on network service delivery infrastructure, when our financial resources permit.  We may seek trademark protection for various service and other marks as we deem appropriate.

While we expect to rely on patent, trademark and trade secret law to protect our technology, we also believe that factors such as our agreements, the technological and creative skills of our personnel, new product developments and ongoing product enhancements will be essential to establishing and maintaining a technology leadership position.

Competition

The energy industry is evolving rapidly and our space within the industry has emerged over the last decade as a direct offshoot of the new and more sophisticated consumer demands to control energy costs and ensure the reliability of energy and the technological developments that have transpired during that time.  Accordingly, our industry is in its infancy and the competitive landscape is changing.  We believe that we are among the first companies to offer the range of engineering and managed services for the energy industry and that our early entry in the market will provide us with a competitive advantage.

We expect that competition in our markets will intensify as our industry evolves given rapidly changing technologies, evolving industry standards, frequent new product introductions and changes in customer requirements.  To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and maintain the highest quality standards of our products.  The principal competitive factors that affect the markets for our products include:

•	our ability to anticipate changes in customer requirements and to develop products that meet these requirements in a timely manner;
•	the price and features of our products such as adaptability, scalability, functionality, ease of use, and the ability to integrate with other products;
•	our product reputation, quality, performance, and conformance with established industry standards;
•	our customer service and support;
•	warranties, indemnities, and other contractual terms; and
•	customer relationships and market awareness.

We believe that we can compete effectively in our industry on the basis of the range, depth, quality and price of our services.

A number of multinational companies provide all or a portion of the services we offer to customers. These companies, including IBM and Accenture, assist energy companies to integrate their systems onto the provider’s proprietary enterprise platform, which may be a limiting factor.  We believe that the services these companies offer are not economically practical for most consumers.

There are a few smaller companies, such as OSI-Soft, that offer service competitive with TigaNET by providing a hosted enterprise service to energy service companies.  While we believe that this service is a significantly less expensive hosted alternative to the IBM or Accenture option, it is nonetheless expensive and OSI-Soft requires the customer adopt a proprietary platform that is limited and, we believe, not entirely open standards based.

We are aware of a few companies that are attempting to provide integration services for utilities to get access to the meter data, however, they only provide point solutions which resolve a limited need.  In addition, because of the abundance of companies in the IT market focusing on energy related industries, we expect to experience competition in the professional services market.  These service companies primarily are integrators or hosted alternatives to them.  We believe that some of these companies will remain competitors, while others become valuable channel partners to our TigaNET solution.

Several large energy control or services companies, such as Johnson Controls, Schneider Electric, Google and EnerNoc, provide various pieces of the puzzle and, while we do not believe that they currently pose a competitive threat, they could expand their service offerings to compete directly with our products and solutions.

Several companies known better as defense contractors, including Lockheed Martin, BAE Systems plc, Raytheon and Boeing, are branching out into the microgrid market.  These companies are offering renewable energy solutions, though it appears that those companies have primarily cast themselves as system integrators and providers of security for smart grid deployments.

Within the building automation market, several large companies such as General Electric and Johnson Controls, provide building and energy control platforms that are completely proprietary and, we believe, very expensive.  In addition, their lack of standards based technology makes them a decidedly non-sustainable solution for our target customers who must build systems that scale, evolve and grow with a dynamic market.

We believe that the competitive barriers to entry into our industry are considerable.  Market entrants would have to possess a wide set of skills encompassing the development of enterprise-class networks and have a deep understanding of asset integration and connectivity principles to effectively enter the market as immediate competitors.

Our industry is new and evolving and could be subject to fundamental shifts as consumer demands and technologies change.  Accordingly, there could be incentives for companies that we may not now consider to be direct competitors to enter the market and impact our ability to establish our business.

The interfaces and network protocols used to connect to TigaNET are based on published, open standards.  This enables the industry to develop applications and services that are capable of connecting to TigaNET without royalties or license fees. The internal architecture of TigaNET, however, is proprietary and the method in which TigaNET deploys its managed network service is based on a pending patent. While it is possible for a third party to utilize identical open standards and protocols for interfaces into a competing platform without restriction, TigaNET itself is proprietary and any replication of it by a third party would require licensing or royalties to be paid to us.

Government Regulation

Our operations are not directly affected by government regulations; however, many of the industries to which we will provide services are, including the utilities industry.  We may have to customize our solutions to meet the regulations of our clients.  Some data encryption and cyber security source code that we may deploy may be restricted from export outside of the US due to export regulations set up by the Department of Commerce.

Standards and Regulatory Bodies

In order to remain an open standards based platform, we must engage with several standards organizations.  In order to participate in the communications standards being adopted by the energy industry, we have actively participated in industry standard activities.  We are a voting member of the National Institute of Standards & Technology (NIST) Smart Grid Integration Panel that is providing guidance to the smart gird industry on cyber security and network infrastructure matters.  Additionally, we are actively involved with the Utility Communications Architecture (UCA) that is defining the Advanced Metering Infrastructure standards for the electric utility industry.  Our involvement in these panels not only provides corporate visibility but also is intended to insure that the standards that are defined in the smart grid industry will be compatible with our service architecture in the long term.  We believe that our service architecture will provide value to this industry as it extends into premises energy controls.  Energy regulatory bodies such as North American Electric Reliability Corporation, the Federal Energy Regulatory Commission and the DoE look to these organizations to provide guidance and set policies.  Accordingly, we consider our involvement in these efforts strategic to long-term opportunities for the Company as the smart grid evolves and requires access to privately owned and controlled energy assets.

Our team is well entrenched in the Internet Engineering Task Force standards committees that are defining the Internet based standards that will support an open standards energy ecosystem.  Additionally, our ongoing involvement in Institute of Electrical and Electronics Engineers, or IEEE, standards groups is also highly strategic as they are actively involved in defining information models and communications protocols for the utility and energy industries that must be tracked.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making an investment in our common stock, you should carefully consider the following risks, as well as other information contained in this Annual Report, including “Management’s discussion and analysis of financial condition and results of operations.”  If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be significantly and adversely affected.  You should read the section entitled “Special Notes Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Annual Report.

Risks Relating to Our Business

We have no operating history and it may be difficult to evaluate our business and prospects in an emerging market.

Since the inception of Tiga-Texas, we have been developing the technologies, applications and services we will offer to the energy industry.  We have not yet completed the development of our engineering services platform or our network services platform, TigaNET, and require significant funding for such purposes.  For the year ended December 31, 2010, we did not generate any revenue.  Accordingly, we have no operating history and the future revenue potential of our business in the emerging market for connectivity, interoperability and network security solutions as they apply to energy assets is uncertain.  As a result of our lack of operating history, there is no financial data or other empirical metric that investors can use to evaluate our business, strategies, performance and prospects or an investment in our common stock.

Any evaluation of our business and our prospects must be considered in light of our lack of operating history and the risks and uncertainties encountered by new companies in emerging markets.  To address these risks and uncertainties, we must do the following:

•	obtain capital to fund for the entire range of our objectives;
•	complete the development of our engineering services platform and the build-out of our network services platform, TigaNET;
•	demonstrate the cost, scalability and feature advantages of our network service architecture;
•	achieve market acceptance of our products and services by establishing a base of engineering services customers as a marketing vehicle to grow a wider customer base;
•	develop strategic relationships with companies that possess established reputations in the energy industry that design and develop projects that incorporate our solutions;
•	implement an effective marketing plan, including developing relationships with the commercial, institutional and industrial customers who will be the end-users of our solutions;
•	remain sufficiently nimble to provide services and products that address a wide range of issues that satisfy customer demands in an evolving market at cost effective prices;
•	establish recurring service and transaction revenue on TigaNET;
•	manage rapid growth in personnel and operations;
•	respond to competitive developments in our industry;
•	attract, integrate, retain and motivate qualified personnel;
•	continue to participate in shaping the regulatory environment; and

•	successfully address the other risks described throughout this Annual Report.

We may be unable to accomplish one or more of these objectives, which could cause our business to suffer.  In addition, accomplishing many of these goals might be very expensive, which could adversely impact our operating results and financial condition.  Any predictions about our future operating results may not be as accurate as they could be if we had a longer operating history and if the market in which we operate was more mature.

We require significant capital to complete the development of our principal products and services and to implement our marketing strategy but we may not be able to obtain additional financing on acceptable terms or at all.

Since our organization, we have been funding the development of the technologies underlying the services and products we will offer through small investments in and loans to our Company from third parties.  We will require capital for all aspects of our business, including completing technology development and retaining the additional qualified personnel necessary therefor, implementing our marketing strategies, and for the payment of salaries, administrative expenses and otherwise achieving our revenue generating potential.  Because the industry in which we operate is in its early stages and continues to evolve rapidly, the capital markets may not recognize our potential or may be reluctant to invest in what they perceive to be an unknown commodity.  Therefore, we may not be able to obtain capital on acceptable terms or at all.  Moreover, our lack of an operating history or revenues will make it difficult for us to obtain loans to fund our operations.  If we are required to adapt our technologies and services to satisfy changing customer demands and requirements at significant cost, we may need additional capital beyond our currently anticipated requirements.  There can be no assurance that we will be able to obtain financing of any kind and the failure to obtain financing will adversely affect our ability to achieve our objectives or generate any revenue.

The absence of operations and revenues raises substantial doubt about our ability to continue as a going concern.

The report of our independent auditor and Note 2 to the financial statements included in this Annual Report indicate that the Company is in the development stage, has suffered losses from operations, has negative working capital, has a net capital deficiency and has yet to generate cash flow, and that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, we have no significant assets or financial resources.  We will continue to sustain operating expenses without corresponding revenues, at least until we commence generating revenue from the provision of consulting services or products sales.  In light of our limited resources, we cannot assure you that we will be able to continue operations, that we will be able to identify a source of financing, that we will complete the development of our applications to commercialization or that we will generate revenue to support our operations.

We have not completed the development of our principal technology platforms and the attendant services and we may encounter difficulties and delays as we proceed to market.

We have yet to complete the design, development and build-out of our engineering services platform or our network service platform.  We may encounter unanticipated difficulties in connection with our development efforts and such efforts may be more costly and time-consuming than we anticipate.  For example, if the industry evolves in ways we have not anticipated, we may be required to make changes or otherwise alter our technologies and solutions to meet changing customer demands, or if the industry were to adapt a set of standards inconsistent with those embodied in our technologies, we may be required to re-engineer our products.  Any significant delays or increases in development expenses would negatively impact our Company and may require us to seek additional capital which could dilute our current stockholders.

Our proprietary systems and processes have never been deployed on a commercial scale in the energy industry and they may not function as efficiently or effectively as we anticipate or at all, which could inhibit demand.

Our business is technical and complex.  Our applications integrate a wide array of disparate, intricate technologies, allow them to communicate and interact with each other and collect and make available vast quantities of data to a wide number of geographically diverse constituents.  Although the principles underlying our connectivity, interoperability and security applications have been utilized successfully in other industries, our proprietary technology has never deployed on a commercial scale in the energy industry.  Consequently, our technologies and applications may not function as effectively or efficiently as we anticipate or at all.  If our product offerings are ineffective, we may never achieve our objectives or become profitable.  The failure of our proprietary technology to operate as effectively and efficiently as we expect would adversely affect our business and results of operations.

Revenue generated from our TigaNET application may fail to meet our targets, which would harm our results of operations.

We have invested and intend to continue to invest significant resources in the development and sales of TigaNET.  Our long-term financial goals include expectations for a reasonable return on this investment.  We have not completed the development of the TigaNET system, which we expect to roll out in phases to accommodate strategic markets approximately 12 months after the receipt of financing sufficient to support our development activities.  We expect to incur significant costs in connection with completing the development of TigaNET and initiating our marketing efforts with respect to the product.

In order to achieve our financial targets, we must meet the following objectives:

•	complete the development of the TigaNET system on time and within our proposed budget;
•	effectively implement our marketing strategy;
•	educate customers as to the feature, cost, scalability and performance advantages of TigaNET when compared to proprietary, custom-built solutions or solutions offered by other companies; and
•
build a customer base large enough to allow us to recognize material income from the other features of TigaNET, such as from our applications store and, eventually, from the launch of an energy trading platform.

We cannot assure you that we will meet any or all of these objectives to the extent necessary to achieve our financial goals and, if we fail to achieve our goals, our results of operations will be harmed.

Our business model anticipates that we initially will obtain a material portion of our business as a result of and generate significant revenue from strategic relationships with entities already established in the energy industry.  If we are unable to develop these relationships or they are not as productive as we expect our business could suffer.

We are seeking to enter into strategic alliances with entities that have an established presence in the evolving energy industry that recognize the indispensable nature of the services we provide.  We believe that we can access a wide array of potential customers through such relationships ranging from product manufacturers (for example, smart grid device and other energy asset manufacturers such as renewable and alternative energy component companies) to ESCOs and private customers assembling a diversified portfolio of energy assets.  To the extent we can cultivate relationships with these entities that establish our Company as the preferred provider for them and their clients’ connectivity, interoperability and security requirements, our business would benefit significantly.  If we are unable to develop and maintain productive relationships with companies strategically positioned within the key sectors of the energy industry we expect to service, our business would suffer and we may not be able to achieve our objectives.

Our products are highly technical and may contain undetected software bugs or errors, which could cause harm to our reputation and adversely affect our business.

Our products are highly technical and complex and, when deployed, will be critical to the operation of many networks.  Our products may contain undetected errors, bugs or security vulnerabilities.  Some errors in our products may only be discovered after a product has been installed and used by customers.  Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, damage to our brand and reputation, and increased service cost, any of which could adversely affect our business, operating results and financial condition.  In addition, we could face claims for product liability or breach of warranty.  Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products.  We do not currently carry business liability insurance, though we intend to obtain coverage prior to the introduction of our products, though such coverage may prove to be inadequate.

Our business model is based, in part, on the proliferation of microgrids and the technologies they employ.  If microgrids do not achieve wide scale acceptance, our business and operating results could suffer.

We have developed our core energy industry solution, TigaNET, to coincide with the proliferation of microgrids as a means for private energy consumers to satisfy a wide range of their energy requirements independent of the central grid.  We expect that sales of TigaNET will account for a significant portion of our revenue.  However, the adoption of TigaNET as the solution of choice for microgrids would significantly augment our revenue generating potential because we could realize material income from ancillary sources, including our applications store and, eventually, from the launch of an energy trading platform made possible by real time access to and analysis of energy assets connected to TigaNET.  Microgrids may not achieve the wide scale acceptance within the time frame we expect for many reasons, or at all, including that the technologies required to commercialize microgrids are not developed as quickly as we expect or that they are too costly for consumers to implement during lean economic times.  If microgrids do not proliferate as quickly or pervasively as we expect, we may not realize the revenue we expect from sales of TigaNET and we may never attain our goals of launching an applications store or deploying an energy trading platform, in which case our business would suffer and we would not be able to achieve our objectives.

We are dependent upon a small group of key personnel and the loss of their services could negatively impact our ability to manage our operations and meet our strategic objectives.

Each of our four executive officers fills a critical role within our organization.  These core executives provide the backbone of our technical skills, market acumen, sales strategy and legal and administrative policies and provide the experience and vision we require to achieve our objectives.  Our future success is predicated upon their continued dedicated commitment to our Company.  We have entered into consulting agreements with entities controlled by each of them to provide their services to our Company as independent contractors.  These agreements do not ensure the services of the individual for a specified period of time and they may terminate the agreements at any time and without notice.  We do not maintain “key person” insurance on any of our executive officers.  Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these individuals could have a material adverse effect on our business, financial condition and results of operations and could significantly reduce our ability to implement our strategy and manage our operations.

We must educate our target markets as to the nature and the benefits of the services we offer.

As energy costs increase and consumers face issues relating to the reliability and stability of their energy supply, more consumers are taking a proactive approach with respect to controlling, expanding and managing their energy portfolio.  This process is becoming increasingly more difficult and confusing to energy consumers as new products are introduced frequently.  As consumers enter the market, they may not be aware of the intricate systems required to effectively and efficiently accomplish their long-term management goals and achieve the efficiencies and security they desire.  They may be only tangentially aware or not cognizant at all of the connectivity, interoperability and security requirements and challenges presented in the context of a wider energy asset network.  In order to effectively market our products and services, we will have to educate the range of energy consumers and even industry participants, as to the issues attendant to energy asset management and control and the purpose and effectiveness of our products.  If we do not effectively educate consumers within our target markets as to the need for and benefits of our services and products, we may not achieve wide scale market penetration of our products and services, our business could suffer and we may not be able to meet our objectives.

Initially, we expect that a significant portion of our revenue will be derived from a limited number of customers.  Our reliance on a relatively small number of customers at any one time will present certain risks that could adversely affect our business and financial condition.

Given the extent of our personnel and financial resources and the scope of the projects in which we expect to become involved, we anticipate that during the first few years of our operations our revenues will be concentrated among a small core of customers, which we expect will change over time.  As we complete more projects and our revenue increases, we will retain additional personnel to service an expanding customer base, manage our hosted network and support our infrastructure.  We also will gain experience as to how to best utilize our resources and take advantage of operating efficiencies as they apply to our business model.  However, until we reach that stage in our development, we expect to service only a limited number of customers at any given time in projects that may extend over a significant period of time.  Our reliance on a relatively small number of customers at any one time presents certain risks, including that they could cancel, postpone or delay completion of the services we provide, all of which could have a material adverse effect on our financial and operating results.  In addition, if a large customer contract is not replaced with new business of similar magnitude upon the completion of a project, our financial and operating results would be adversely affected.

Our networks and applications utilize the Internet to enable customers to operate critical energy assets from remote locations and to receive a wide array of information about their energy assets.  A security breach that compromises assets or sensitive information may harm our reputation and have a material adverse effect on our financial condition and results of operations.

Our applications are designed to, among other things, control energy assets from remote locations and to collect a wide range of data from energy assets and disseminate that information to permitted constituents, functionalities that allows customers to more efficiently and effectively manage their energy assets.  In both cases, our technologies make extensive use of the Internet to achieve this functionality.  We build robust security protocols into our applications to ensure that energy assets are protected from cyber attack or unauthorized external or internal intervention and that the information collected is securely transmitted over the Internet.  Any breach in the security of our networks by way of cyber attack, electronic break-in or other disruption in which energy assets or sensitive or confidential data are compromised or perceptions develop that our network solutions are subject to compromise, could cause customers to lose confidence in our Company and products, whether or not they are warranted, which could have a material adverse effect on our business, harm our reputation and inhibit market acceptance of our technologies and solutions, any of which could have a material adverse effect on our financial condition and results of operations.

Our products are based on open standards, the use of which presents certain risks that could harm our business.

Our technologies and solutions are open, meaning that many of our technologies (whether covered by patents or not) will be broadly licensed without royalties or license fees.  In fact, as we launch our Applications Store, we will promote the development of products and applications that support and compliment our solutions and we may publish our proprietary network management codes to facilitate product development.  As a result, other entities, including our direct competitors, network developers that are not currently engaged in providing solutions to the energy industry and our customers, will be able to develop solutions that may compete with our products.  This may materially diminish our technological competitive advantage and diminish sales.

In addition, many of our potential competitors are dedicated to promoting closed or proprietary systems, technologies, software and network protocols or product standards that differ from or are incompatible with ours.  We expect to face competition from large associations that promote alternative technologies and standards for particular vertical applications or for use in specific countries.

Our technologies, protocols or standards may not be successful or we may not be able to compete with new or enhanced products or standards introduced by our competitors, which would have a material adverse affect on our revenues, results of operations, and financial condition.

If we fail to manage our growth effectively, our business would be harmed.

At such time as we receive funding for our operations, we will expand all facets of our operations.  We will require a significant number of additional employees to develop and market our products and to manage administrative affairs. In addition, as we commence generating revenue, we expect to further expand our operations.  This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources.  To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees.  If we do not effectively manage our growth, our business, operating results and financial condition could be adversely affected.

We will be dependent upon our ability to attract qualified candidates and retain critical employees.

Our ability to achieve our financial and operational objectives depends in large part upon our ability to attract, integrate, retain and motivate highly qualified personnel. In order to support our growth, we must effectively recruit, develop and retain additional qualified personnel.  Competition for these individuals in our industry is intense and there is a risk that we may not be able to recruit, train or retain qualified personnel successfully.  Our inability to attract and retain necessary qualified personnel could have a material adverse effect on our business.

If we fail to integrate future acquisitions successfully, our consolidated financial condition, results of operations and cash flows could be adversely affected.

As part of our growth strategy, we may acquire companies that expand, complement or diversify our business.  Future acquisitions may expose us to operational challenges and risks, including the diversion of management's attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired intangible assets.  Our ability to grow and maintain our competitive position may be affected by our ability to successfully integrate any businesses acquired.

Risks Relating to Our Industry

A significant delay or failure to develop and deploy emerging energy technologies may negatively impact our business.

Many emerging energy technologies and systems, such as renewable and alternative energy generation devices, energy storage systems and microgrids, are just beginning to achieve economic and commercial viability and gain the attention of consumers and investors.  Many of these technologies require additional development to achieve wide scale commercial acceptance and proliferation, which may not occur within a reasonable time frame or at all.  For example, technological hurdles currently inhibiting the development of a technology may not be overcome within a reasonable time frame or at all.  In addition, if the recession were to deepen or continue beyond the foreseeable future, research and development budgets for these technologies could be slashed or the projects discontinued entirely or consumers may not possess the financial resources to fund the energy projects that utilize these technologies.  We expect that the growth of our business will correspond to some degree with the wider adoption of the newer technologies that permit consumers to gain independence from the wider grid because our applications provide the end-to-end functionality that permits users to deploy these technologies most efficiently and effectively.  In particular, our TigaNET solution has been designed to satisfy the range of issues and challenges associated with the integration of these technologies into a wider energy asset portfolio, such as microgrids.  If these and other energy technologies under development are not successfully developed or are deployed more slowly than we expect or do not achieve wide market penetration, our business and results of operations could suffer.

We operate in highly competitive markets and our technologies and applications may not achieve wide scale market acceptance, which could negatively impact our business.

Our industry is new and evolving rapidly.  The market for energy management solutions is fragmented, comprising of a wide range of participants from single solution start-ups to multinational corporations.  Many of our competitors have greater financial resources than we do.  Our competitors could focus their substantial financial resources to develop a competing business model or develop products or services that are more attractive to potential customers than what we offer.  Some of our competitors would have the ability to offer these products to a large, existing customer base.

Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our revenues, any of which could have a material adverse effect on our financial condition and results of operations.

Technological advances in our industry may render our intellectual property obsolete.

Our industry is evolving rapidly and new technologies may render our technology and solutions obsolete.  If competitors develop technologies that more efficiently and effectively manage energy assets or that render our technologies obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our solutions remain competitive.  We may not have the financial resources or the ability to develop new competitive technologies and solutions, which would negatively impact our business and financial condition.

We compete on the strength of our intellectual property and if we can not adequately protect it, our business and operations could be adversely affected.

  We believe that the intellectual property underlying our connectivity, interoperability and security solutions provides us with a strong competitive advantage.  We have been developing our solutions since 2006, before many consumers were aware of the challenges they would face in connection with the development and management of a self directed energy portfolio.  We believe that our efforts, in many cases, predate the recognition by established energy industry providers of the issues presented by an evolving energy industry.  Patent protection is unavailable for certain aspects of the technology that is important to our business.  We have applied for one patent relating to network management and expect to apply for other patents.  However, a patent may not issue with respect to our pending patent application and we can not be certain that a patent would be issued in connection with any future patent application.  To date, we have attempted to rely on confidentiality agreements and trade secrecy laws to establish and protect our rights to our technology.  Policing unauthorized use of our technology will be difficult and expensive, as will enforcing our rights against unauthorized use.  The steps that we have taken or may take may not prevent misappropriation of the technology on which we rely.  In addition, effective protection may be unavailable or limited if we expand to other jurisdictions outside the United States, as the intellectual property laws of foreign countries sometimes offer less protection or have onerous filing requirements.  Any litigation could be unsuccessful, cause us to incur substantial costs and divert resources away from our daily business.

Voluntary standards and governmental regulatory actions in our markets could limit our ability to sell our products.

Standards bodies, which are formal and informal associations that attempt to set voluntary, non-governmental product standards, are influential in many of our target markets.  We participate in several voluntary standards organizations in the U.S. in order to promote voluntary standards for our products. However, we do not have the resources to participate in all voluntary standards processes that may affect our markets.  The adoption of voluntary standards or the passage of governmental regulations that are incompatible with our products or technology could limit the market opportunity for our products, which could harm our revenues, results of operations, and financial condition.

Our business may become subject to government regulation, which may have an adverse affect on our industry and our ability to market our products.

Our products and services are not subject to existing federal and state regulations in the U.S.  However, for example, academic researchers and policy makers have suggested that as microgrids proliferate and their interaction with the greater electric grid increases, both through the sale of surplus energy to the grid and the purchase of energy from the grid under certain circumstances, they should be subject to government oversight and regulation under federal, state and local laws.  In the future, federal, state or local governmental entities or competitors may seek to change existing regulations, impose additional regulations or apply current regulations to cover industries to which we expect to provide our products and services.  If any of these things occur, as applicable to our products or services, whether at the federal, state or local level, they may negatively impact marketing of our products and increase our costs and the price of our products and services.

The continued poor global economic environment could have a material adverse effect on our business, operating results and financial condition.

The global recession that began in 2008 has resulted in significant volatility and disruption in the capital and credit markets and has led to a significant reduction in the availability of business credit, decreased liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the United States and internationally.  If global economic and financial market conditions deteriorate or remain weak for an extended period of time, numerous economic and financial factors could have a material adverse effect on our business, operating results, and financial condition.  For example, poor economic performance by our target customers, such as commercial, institutional or industrial end-users of electricity, may defer capital purchases of the energy assets that create the systems that our applications manage or forego them entirely, which would result in lower demand for our products.  Moreover, credit may not be available to these entities to effectuate their energy strategies.

Risks Related to Ownership of Our Common Stock

Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

As of November 15, 2010, there were 5,239,000 shares of our common stock outstanding.  Our officers and directors collectively own approximately 76.39% (4,002,000 shares) of our common stock.  As a result, if they were to vote in concert with each other, they would be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations and the sale of our assets.  Yet, their interests may differ from those of other stockholders.  Furthermore, the extent of ownership of our common stock by our directors and officers reduces the public float and liquidity, and may affect the market price, of our common stock when and if our common stock becomes eligible to trade on a public market.

We have no independent audit committee.  Our full board of directors functions as our audit committee and is comprised of four directors who are not considered independent.  This may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no independent audit committee, though we are not required to have one.  Our full board of directors functions as our audit committee and is comprised of directors who are not considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Exchange Act.  An independent audit committee plays a crucial role in the corporate governance process, assessing a company’s processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes.  The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the committee’s responsibilities without undue influence.  We may have difficulty attracting and retaining directors with the requisite qualifications.  If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

Issuance of stock to fund our operations may dilute your investment and reduce your equity interest.

We will need to raise substantial capital to fund the completion of the development of our core technologies, to hire qualified persons, build a marketing team and for other purposes.  Any equity financing may have significant dilutive effect to stockholders and result in a material decrease in our existing stockholders’ equity interest in us.  At its sole discretion, our board of directors may issue additional securities without seeking stockholder approval, and we do not know when we will need additional capital or, if we do, whether it will be available to us.

We are authorized to issue "blank check" preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.

Our Articles of Incorporation authorize our Company to issue up to 10,000,000 shares of blank check preferred stock.  Currently no preferred shares are issued; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.  In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

There is currently no trading market for our common stock.

Our common stock is not quoted on any exchange or inter-dealer quotation system.  There is no trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any quotation system (including, without limitation, the NASDAQ Stock Market and the OTC Bulletin Board).  You may not be able to sell your shares due to the absence of a trading market.

Any market that develops for our common stock likely will be illiquid and the price of our common stock could be subject to volatility related or unrelated to our operations.

If a market for our common stock develops, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to complete the development of our service platforms and otherwise meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry.  In addition, the stock market itself is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock.

Substantial sales of our common stock, or the perception that such sales are likely to occur, could cause the price of our common stock to decline in any market that may develop for our common stock.

The market price of our common stock, if a public market ever develops, could decline as a result of sales of substantial amounts of our common stock in any market that may develop for our stock, or the perception that these sales could occur.  In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.  We have an aggregate of 5,239,000 shares of common stock outstanding as of April 5, 2011.  Currently, none of the outstanding shares are available for public resale.  We have agreed to register all outstanding shares of common stock for public sale under the Securities Act on behalf of our current stockholders and up to an additional 778,000 shares of common stock underlying other outstanding securities.  We have entered into lock up agreements with our officers and directors relating to 4,002,000 shares of our common stock.  Under the Lock Up Agreements, the stockholders have agreed that they will not sell or transfer any shares of our common stock held as of filing date of the registration statement we will file pursuant to the Registration Rights Agreement until after the first anniversary of the effective date of that registration statement.  If our common stock becomes publicly traded, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

Our management has identified material weaknesses in our internal controls over financial reporting, and we may be unable to remediate these weaknesses or develop, implement and maintain appropriate controls in future periods.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.  Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Based on our management’s assessment, we believe that, as of December 31, 2010, our internal controls over financial reporting were not effective.  The specific material weaknesses are described in Part II—Item 9A, “Controls and Procedures” of this annual report in “Management’s Report on Internal Control over Financial Reporting”.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.”  We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements.  These misstatements could require us to restate our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Given our resource constraints, we may not be able to remediate the material weaknesses in our internal control over financial reporting.  Accordingly, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected.  . For more information relating to our internal control over financial reporting and disclosure controls and procedures, and the remediation plan undertaken by us, see Part II—Item 9A, “Controls and Procedures” of this 2010 Form 10-K.

As we transition from a private company to a public company, we may have difficulty satisfying the additional financial and other reporting and corporate governance requirements imposed upon us by the Sarbanes-Oxley Act of 2002 and federal securities laws.  Compliance with these requirements and regulations could strain our financial and personnel resources and will result in additional expenses and continuing uncertainty.

Prior to the Share Exchange, Tiga, our operating subsidiary, had operated its business as a private company.  Only Tiga’s CFO, Michael Noonan, has experience preparing and filing the annual and quarterly reports and other information required to be filed under the Exchange Act and with complying with financial and other reporting and corporate governance requirements to which it is now subject, including certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.  These laws and regulations impose significant compliance obligations upon us.  We expect that these obligations will require a commitment of additional resources and result in the diversion of our senior management’s time and attention from our day-to-day operations.  In particular, we may be required to:

•	create or expand the roles and duties of our board of directors and management;
•	institute a comprehensive compliance function;
•	establish internal policies, such as those relating to disclosure controls and procedures and insider trading;
•
design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	prepare and distribute periodic reports in compliance with our obligations under the federal securities laws;
•	involve and retain outside counsel and accountants in the above activities; and
•	establish an investor relations function.

If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired, and we may be subject to sanctions or investigation by regulatory authorities such as the SEC.  In addition, failure to comply with Section 404 or a report of a material weakness may cause investors to lose confidence in us and may have a material adverse effect on our stock price.  Compliance with the financial reporting requirements and other rules that apply to reporting companies will be time-consuming and expensive.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations and the rules of any stock exchange on which may become listed, will require an increased amount of management attention and external resources.  We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. This could have an adverse impact on our ongoing operations.

The designation of our common stock as a "penny stock" would limit the liquidity of the shares.

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future.  Generally, a "penny stock" is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share.  Prices often are not available to buyers and sellers and the market may be very limited.  Penny stocks in start-up companies are among the riskiest equity investments.  Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market.  A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser's written agreement to the purchase.  Many brokers choose not to participate in penny stock transactions.  Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

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

As permitted by the corporate laws of the State of Nevada, we have included in our Articles of Incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions.  In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.  If we are required to indemnify, both for the costs of their defense in any action or to pay monetary damages upon a finding of a court or in any settlement, our business and financial condition could be materially and adversely affected.

We do not foresee paying cash dividends in the foreseeable future.

We currently intend to retain any future earnings to fund our growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our Company at or above the price you paid for them.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

We maintain our executive offices at Frost Bank Tower, 401 Congress Avenue, Suite 1540, Austin, Texas 78701.  We lease one executive office at this location on a month-to-month basis at a cost of $291 per month.  These facilities will not be sufficient for anticipated future requirements.  We believe that adequate space will be available in Austin, Texas on acceptable terms as our requirements and cash flow dictate.

Item 3.  Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4.  Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 31, 2011, there were 17 holders of record of 5,364,000 outstanding shares of our common stock outstanding held by 17 record holders and no outstanding shares of preferred stock.

We are or may become obligated to issue shares of common stock under agreements we assumed from Tiga-Texas pursuant to the Share Exchange Agreement, including (i) up to 778,000 shares issuable upon the conversion or exercise of outstanding securities and (ii) securities that will be exercisable for or convertible into 140,000 shares, the terms of which have not been established, which we agreed to issue to 11 persons who had served on  advisory board of Tiga-Texas prior to the Share Exchange and who now serve on our Advisory Board.

Our common stock is not traded or quoted on any exchange or inter-dealer quotation system.  The Company will seek to initiate trading of its common stock at such time as business conditions warrant, in the determination of the board of directors.

Dividend Policy

To date, we have not declared or paid any cash dividends on our common stock.  The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on many factors, including our revenues and earnings, capital requirements and financial conditions.  We currently intend to retain all earnings, if any, for use in business operations.  Accordingly, we do not anticipate declaring any dividends in the near future.

Equity Compensation Plan Information

As of December 31, 2010, we had not adopted any equity compensation plans.

Recent Sales of Unregistered Securities.

During the fourth quarter of 2010, we entered into a share exchange transaction (the “Share Exchange”) with the holders of all of the outstanding shares of common stock of Tiga Energy Services, Inc., a Texas corporation (“Tiga-Texas”).  In the Share Exchange, we issued one share of our common stock in consideration for each share of Tiga-Texas stock outstanding as of the closing date, resulting in the issuance of 4,114,000 shares of our common stock.  We issued the shares of our common stock in the Share Exchange pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), afforded by Section 4(2) thereof and Rule 506 of Regulation D promulgated under the Securities Act.

Under the Share Exchange, we assumed all of Tiga-Texas obligations under certain securities convertible into or exercisable for shares of common stock as follows:

•
A Convertible Promissory Note in the principal amount of $250,000 that entitles the holder to convert all but not less than all, of the principal and accrued interest into shares of common stock at the rate of $2.00 per share at any time until the maturity date of the note (which, if not prepaid prior to the maturity date, would accrue aggregate interest of $66,000 and entitle the holder to convert the principal and interest into 158,000 shares of common stock).  The conversion price and number of shares or other property receivable upon conversion is subject to ordinary adjustments in the event of any stock split, stock dividend, reorganization, reclassification, merger, consolidation or disposition of assets.

•
Common Stock Purchase Warrants issued in connection with the Convertible Promissory Note described above that entitle the holder to purchase up to an aggregate of 625,000 shares, including (i) up to 250,000 shares through period expiring on June 16, 2014 at an exercise price of $2.50 per share; (ii) up to 125,000 shares through the period expiring on December 13, 2010 at an exercise price of $2.00 per share; and (iii) upon exercise during its term of the warrant that expires on December 13, 2010, Tiga would issue to the holder a warrant to purchase up to 250,000 shares of common stock for a period of two years commencing on the date of exercise which is exercisable at a price of $2.50 per share.

On December 13, 2010, we issued 125,000 shares of common stock upon the exercise of a Common Stock Purchase Warrant that was due to expire on December 13, 2010.  The holder paid $2.00 per share or $250,000 in the aggregate.  We issued the shares of our common stock upon exercise of the warrant pursuant to the exemptions from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

Item 6.  Selected Financial Data.

Smaller reporting companies are not required to furnish the information required by Item 6.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2010 2009 and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Risk Factors.”

Overview

We are a development stage company that has not generated any revenues to date.  We are developing an Internet-based managed network service called TigaNET that provides security, connectivity, and interoperability solutions to the energy market.  We also provide consulting, engineering, architecture and design services that enable our customers to seamlessly connect, integrate, manage and secure their energy related assets.  Our plans are contingent upon the receipt of financing adequate to complete the development of our network services platform and engineering services platform.

Our solutions enable users to connect a diverse array of unrelated energy resources such as building automation systems, smart grid devices, HVAC systems and distributed and renewable generation sources; operate energy-related assets in a unified, open standards environment; and secure access to their energy assets, either at the point of service or remotely, to monitor, manage, and control their functionality and operation.  The core elements of our suite of solutions can be easily adapted and migrated among customers in diverse businesses with minimal cost and effort, which will reduce the overall cost of development and enable our Company to provide solutions in new and unanticipated business sectors.  The flexibility and efficiency of our solutions enable us to provide connectivity, interoperability and security solutions to virtually any participant in the energy industry, which provides us access to a wide range of revenue streams.

The approach we have employed in developing our open standards network services platform allows us to connect energy providers more economically and quickly than existing solutions offered by the large consulting firms that offer competing products.  Since TigaNET acts as a trusted third party, we will be able to connect millions of end-point assets and systems to our service at a dramatically lower cost than our competitors because we provide a common way to connect and communicate with our service.  Once an energy asset is connected to our network, we secure the connection, identify who has access to the asset and facilitate the interactions between the user and the end-point device or system.  There is considerable precedence for our business model, such as the ATM banking system, Verisign in ecommerce, NeuStar in mobile/wireless applications.

To date, we have completed the development of our energy service architecture specifications and a specification for the deployment of a CHP facility network in anticipation of pipelined projects.  We will begin work on the development of our security agent that will allow us to send secure IP based messages to end-point devices such as sub meters, building controls and other gateways immediately after the receipt of funding, which will position us to generate revenues from product sales.  Thereafter, we will continue to rollout functionality and services that connect end-point devices and energy systems.  Once we achieve critical mass at multiple end-points (that is, when a significant number of distributable and renewable energy generating devices are connected to our network), we will explore developing, in collaboration with a financial services industry partner an interface in which TigaNET will provide secure real-time information about and access to both private energy assets and traditional utility energy assets.  For the foreseeable future, we intend to reinvest our profits along with third party investments to develop new business models and opportunities in the energy space.

Since our inception, we have allocated our financial and personnel resources to the development of our services platforms.  We have completed the internal architecture of TigaNET and the general design of the schematics of our solution.  We also have been negotiating with potential strategic partners and pipeline customers to host the initial deployment of TigaNET.

Business Outlook

On February 16, 2011, we entered into an agreement with the Central Texas Airport, or CTA, to provide engineering services in connection with the deployment of a communications infrastructure that will support communications and microgrid services at the airport and surrounding green corporate campus being developed by CTA near Austin, Texas.  We will earn consulting fees for providing these services and receive a of the income CTA would earn from a power purchase agreement that it would negotiate with the local utility.  The project is intended to be a scalable, replicable community development that incorporates viable energy generation and management technologies within a secure, networked platform and serve as a demonstration model for green airport technologies and applications that can be applied worldwide.  We also expect to be entitled to participate in any future franchise rights to the concept.

As of the date of this Annual Report, the CTA project has not been funded.  We can not be certain that the project will receive the required funding, that the parties will proceed with the development of the project or that we will earn any revenue from the project.

We have organized a partnership with Eco-Merge USA LLC., a subsidiary of Dentsu Japan, and Innovative Energy Group, LLC. to design, deploy and operate renewable energy power plants throughout the USA.  The plants are being designed to blend renewable energy sources that will include solar, simple cycle, combined cycle (steam-to-energy), and CHP powered from waste-to-energy sources to produce in excess of 15 MW of renewable energy annually.  We believe that the plants will offer electricity at rates highly competitive with conventional utilities.

Under our business model, the partners and investors will jointly own the plants and sell electricity at a profit both to an anchor customer and to independent utilities.  The partners will share the net revenues.

We are seeking to develop the first blended renewable energy power plant in Bastrop County, Texas approximately 15 miles from Austin, at the site of the CTA project, described above.  However, we are not dependent on CTA to move forward, rather, we believe that potential funding sources will be satisfied upon execution of a power purchase agreement with a utility offtaker where the terms amortize over the duration of the agreement .  We hope to have funding in place for the facility to break ground in the second quarter of 2011.  The plant will offer electricity to utilities in the Central Texas region and provide thermal energy services to the planned Eco-Merge Green Corporate Center.

Revenues, Cost of Revenues and Operating Expenses

Revenues

We expect to derive revenues principally from sales of our service offerings on TigaNET, fees and profits from the development and operation of renewable energy plants, fees generated from consulting and integration services we will render to various vendors in the marketplace.  Our consulting and integration services will include working with organizations to provide cyber security, network assessment, and threat mitigation; network and information architecture services; network deployment and implementation; integration and interoperability of legacy systems to energy assets; service connections onto TigaNET or a “white labeled” licensed interface into TigaNET.

Initially, we will sell our services and products through our management team.  We will seek to leverage sales through our customers and relationships we enter into with strategic partners.  As we begin generating revenues, we will build an in-house sales team that will serve as the primary conduit through which we will affect sales of our products.  Eventually, we expect to retain outside sales representatives who will be responsible for sales on a regional basis.

Cost of Revenues

Our gross profit will be derived from the total revenues we generate from our various operational segments less our cost of goods sold.  Our cost of goods sold will be affected primarily by development costs of our services platforms and the salaries we pay to our employees and consultants.

We expect that the salaries and variable consulting fees that we may incur in connection with the completion of the development of our service platforms and the customization of solutions for specific projects will be a significant cost.  Given the complexity and sophistication of our solutions, the consultants we will retain to assist in our research and development efforts will be experienced computer personnel with specific skill sets in network architecture, encryption and security, standards adoption and machine intelligence.  We expect that the consultants with the qualifications we require will be costly.  Eventually, we will have to hire sales personnel and sales support engineers and product support engineers to achieve deep market penetration.  Personnel possessing these skill sets also may be costly.

Operating Expenses

We expect that our operating expenses will consist principally of research and development, sales and marketing, and general and administrative expenses.  The largest components of our operating expenses will be research and development, or R&D, and personnel costs.  We anticipate R&D costs account for approximately one quarter of our expenses and that personnel will account for approximately 35%.  Personnel costs consist of salaries, benefits and incentive compensation for our employees, including, possibly, commissions for sales personnel and stock-based compensation for all employees.

As of the date of this Annual Report, we employed only the four members of our management team.  As we receive capital and commence generating revenue, we expect to hire employees to fill a variety of positions throughout the Company, including sales and marketing and administrative personnel, as well as invest in research and development.

R&D expenses primarily will consist of personnel costs and facilities costs. We will expense research and development expenses as they are incurred.  We are devoting substantially all of our resources to complete the development of our services platforms.  We intend to continue to invest significantly in our R&D efforts in an effort to roll out the entire suite of TigaNET services as quickly as possible.

We expect that sales and marketing expenses will represent a significant component of our operating expenses and primarily will consist of personnel costs, sales commissions, marketing programs and facilities costs.

We will invest strategically in sales and marketing to develop a customer base, quickly gain market share and build brand awareness.  We expect to leverage our relationships with strategic partners, product manufacturers and service providers to achieve market penetration and contain costs.

Our general and administrative expenses primarily will consist of personnel and facilities costs.   Further, our general and administrative expenses will include professional services consisting of outside legal, audit, Sarbanes-Oxley and information technology consulting costs.

Results of Operations for the Year Ended December 31, 2010 and the Period from June 23, 2009 (Inception) to December 31, 2009:

		For the Period
	For the	from June 23, 2009
	Year Ended	(Inception) to
	December 31,	December 31,	Increase /
	2010	2009	(Decrease)
Revenue	$-	$-	$-

General and Administrative	27,455	5,400	22,055
Officer Compensation	520,000	281,667	238,333
Professional Fees	72,377	94,477	(22,100)

Total Operating Expenses	619,832	381,544	238,288

Net Operating (Loss)	(619,832)	(381,544)	238,288

Interest Expense	(28,932)	-	28,932

Net (Loss)	$(648,764)	$(381,544)	$267,220

Revenues:

We were established on June 23, 2009 (inception) and had no operations during the year ended December 31, 2010 and for the period from June 23, 2009 (inception) to December 31, 2009.  As such, there were no comparative revenues.  We are a development stage company and in the periods from inception through December 31, 2010 had no revenue to recognize.

General and Administrative:

General and administrative expenses were $27,455 for the year ended December 31, 2010 compared to $5,400 for the period from June 23, 2009 (inception) to December 31, 2009, an increase of $22,055 or approximately 408%. The increase in general and administrative expense for the year ended December 31, 2010 compared to the period from June 23, 2009 (inception) to December 31, 2009 was due to reductions in overhead and outsourced administrative costs associated with moving out of our larger office space toward the end of 2009.

Officer Compensation:

For the year ended December 31, 2010, officer compensation expense was $520,000 compared to $281,667 for the period from June 23, 2009 (inception) to December 31, 2009, an increase of $238,333, or 85%.  The increase in officer compensation expense for the year ended December 31, 2010 compared to the period from June 23, 2009 (inception) to December 31, 2009 can be attributed to the fact that the comparative period was approximately half of the duration of the current period.  Accrued compensation was $490,203 and $163,997 at December 31, 2010 and 2009, respectively, resulting in total cash payments of $193,794 and $117,670 for the year ended December 31, 2010 and the period from June 23, 2009 (inception) to December 31, 2009, respectively.

Professional Fees:

Professional fees for the year ended December 31, 2010 were $72,377 compared to $94,477 for the period from June 23, 2009 (inception) to December 31, 2009, a decrease of $22,100, or 23%, which included the issuance of 4,000 shares of common stock during the year ended December 31, 2010 valued at $8,000, while in the period from June 23, 2009 (inception) to December 31, 2009, no shares were issued in compensation.  Professional fees decreased for the year ended December 31, 2010 compared to the period from June 23, 2009 (inception) to December 31, 2009 due to a decrease in the compensation to professionals attributable primarily to the Company’s increased reliance on its officers that were not realized in the previous period.  The non-cash expenses consisted of the value of common stock recorded at fair value, issued to consultants.

Net Operating Loss:

Net operating loss for the year ended December 31, 2010 was $619,832, or ($0.15) per share, compared to a net operating loss of $381,544 for the period from June 23, 2009 (inception) to December 31, 2009, or ($0.09) per share, an increase of $238,288 or 62%.  Net operating loss increased due to the short duration of the comparative period, and consisted primarily of officer compensation.

Interest Expense:

Interest expense was $28,932 for the year ended December 31, 2010 compared to $-0- for the period from June 23, 2009 (inception) to December 31, 2009, which included $16,151 of interest expense accrued on a $250,000 convertible note bearing interest at 12% per annum, and $12,781 of expenses related to the amortized discount on the beneficial conversion feature of the same convertible debt.

Net Loss:

The net loss for the year ended December 31, 2010 was $648,764 compared to a net loss of $381,544 for the period from June 23, 2009 (inception) to December 31, 2009, an increased net loss of $267,220, or 70%.  Net loss increased due to the short duration of the comparative period, and consisted primarily of officer compensation.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at December 31, 2010 compared to December 31, 2009.

	December 31, 2010	December 31, 2009
Total Assets	$116,840	$9,867

Accumulated (Deficit)	$(1,030,308)	$(381,544)

Stockholders’ Equity (Deficit)	$(406,660)	$(191,544)

Working Capital (Deficit)	$(393,879)	$(191,544)

We are a new company with no material operating results to date.

At December 31, 2010, we had total assets of $116,840, consisting principally of cash.  We have implemented financial controls in the business to ensure each expense is warranted and needed.

Since our inception, we have funded our operations from third party investments and loans.  During 2009 and early 2010 we raised $220,000 in a private placement, the proceeds of which were used principally to develop TigaNET’s architecture specifications and funding the initial operations of the Company.  In June 2010, we received a loan in the principal amount of $250,000 from a third party.  As further consideration for the loan, we issued warrants to the lender to purchase up to 625,000 shares of our common stock.  On December 13, 2010, the warrant holder referenced above, exercised 125,000 warrants which provided us with $250,000 in cash.

Since our inception, our management has deferred all or part of our salaries.  As of December 31, 2010, our management had accrued compensation of $490,203.  We expect that our management will agree to convert a significant portion of accrued salaries into equity.  We will allocate a small portion of the capital we raise to the payment of salaries deferred by the executive team.  Once we obtain a minimum of $15 million in financing we will pay accrued salaries that have not been converted into equity, but only such amount as will not impact our ability to complete our development efforts.

We expect that we will generate our first revenue from consulting and integration services, though we cannot complete the development of our engineering service platform without the receipt of capital.   We will continue to incur operating costs in connection with the development of our business, including R&D expenses, salaries, marketing fees, professional fees and other general and administrative expenses.

Capital Requirements and Plan of Operation

We require cash to fund the entire range of our proposed activities.  The development and construction of TigaNET is capital intensive, comprising R&D, personnel and equipment costs.  Moreover, we will be subject to all of the risks and uncertainties of a new business, including many of the factors described under the heading “Risk Factors,” appearing elsewhere in this Annual Report.  Our success will be predicated on our ability to navigate and surmount these risks and will be determinative as to whether and when we commence generating revenue.

We believe that we can develop the entire range of our product capabilities, implement a sophisticated marketing program and build our organizational infrastructure (personnel and equipment) for a total cost of approximately $20 million.  We also require cash for marketing and general and administrative costs and expenses

We expect to develop and strategically release core elements of our engineering and network services platforms in phases.  Our development priorities will be influenced by several factors, including developing products for markets with the highest consumer demand from which we can generate immediate revenue to support our operations and that will allow us to establish our Company’s reputation as a provider of effective and cost efficient services and provide us with a first to market competitive advantage.

Our current intention is to complete the development of our engineering services platform and build the Internet gateway security agent and interoperability function of TigaNET to establish a secure connection between our managed network service and end-point devices.  We believe that we can achieve these goals within 12 months of the receipt of cash in the sum of approximately $5 million.  We expect to be able to deploy our engineering and security services platform within approximately eight months of receiving the required capital.

Once we establish these services, we will add messaging and communications services, energy based connectivity to home gateway products and the interfaces into energy asset management applications to TigaNET.  We will require capital of approximately $2 million to 3 million to complete the development of these services, some of which we expect to derive from revenue generated by operations.   We will allot a portion of our available capital resources, whether received from financing activities or generated from operations, to marketing and general and administrative costs and expenses.

Thereafter, as additional capital became available, we would allocate our resources to R&D to complete TigaNET’s security gateway and enhance its functionality and application tools to support project related business, and to deploy a registration gateway for end-point assets and/or devices.  We also would designate capital to finalize partnerships with energy generation, engineering and consulting and service providers who we expect would assist us with the identification of consulting and engineering projects to drive revenues.  In addition, we would retain additional personnel, including one network architect, two applications developers, two project/engagement managers, and from one to three sales professionals to sell consulting and application integration/development projects.  Although we would be able to establish some of the core components of TigaNET, we would continue to focus on project related consulting business and develop solutions based on customer demand.  We would eventually be able to become a services business but it may take longer than planned if we had more capital available to us and could diminish our first to market competitive advantage.

We may seek to augment our technical capabilities and extend our recurring revenue base by acquiring companies and technologies.  We will seek to finance these acquisitions with equity but may require additional cash for such purposes.

We will seek to secure the capital necessary to fund our operations through equity or debt financing.  We currently are focusing on raising capital through the sale of equity in a private placement of our securities to one or more accredited investors, though we have not identified any definitive purchasers or made any offers to sell securities as of the date of this Annual Report.  We believe that we could obtain the capital sufficient to fund the first phase of our development efforts in the second quarter of 2011, though we cannot assure investors that we will be successful in raising all or any part of the capital we require to initiate our operations.  We may also obtain capital from down-payments on projects in which we may become involved.  Though any capital we receive from our participation in projects would be devoted to the specific requirements of such project, we believe that the benefits of such development efforts would extend across the range of the services we will offer.

Trends and Uncertainties Affecting Our Industry and Future Operations

Our industry is new and is evolving quickly.  There are a number of trends and uncertainties that may affect our industry that could negatively impact our operations.

Smart Grid Continues to Fail to Meet Market Expectations

Many analysts believe that the smart grid market place has over-promised and under-delivered and that consumers have not realized the hoped-for economic benefits to date.  Should consumer cynicism develop and persist, many potential users of our energy solutions could be compelled to defer purchases of our solutions until the benefits and results of their deployment can be measured and proven empirically, which could harm our near term operating results and impede our ability to grow our Company, which could prevent us from achieving our goals within our anticipated time frame.

Changes in Government Policies

If the federal government were to over-react to security threats to the central grid, the development of security and device/control interoperability standards could be stifled or move in a direction incompatible with our technologies.  Potential cap and trade legislation can be viewed as both a threat and an opportunity.  As a trusted third-party authority, we would be in a position to track, manage and report on how companies and energy providers reduce/manage their carbon footprint.  We also would be in a position to provide transaction management and settlement functions for cap and trade offsets.   A potential concern to society generally would be the quantity and quality of information our service may collect from consumers and utilities and managing the authorizations to access relationship information.  In order to allay this concern, we are developing sophisticated opt-in and authentication functions to ensure customer information and data are protected carefully.

A Continuing Recession Could Instigate a Decline in Spending for Energy Related Products

A persistence of the recession could have an impact on the ability of consumers to afford to implement energy management practices and adopt new energy technologies.  We will have to offer compelling operational cost savings to offset any of these potential challenges, though in a deteriorating economic environment, this may not matter.  Changes in Internet regulations that increase the cost of shared Internet resources could increase the cost of the services we provide; however, we believe that we can remain competitive when compared to private network alternatives.

Decline in Social Environmental Concerns

Social demands for energy efficiency and a “green” corporate image that currently are driving the market may diminish; however, we believe that solutions, such as those we will provide, that offer sound economic benefits should not be impacted by any waning of social imperative favoring environmental sensitivity.

Impact of Increased Competition

The continuing growth of our industry inevitably will result in increased competition, some of which could come from larger more established companies and vendors.  Although some companies are attempting to provide integration services for utilities to attain access to meter data, they only provide point solutions which resolve a limited need.  Several multi-national corporations have released professional services products that allow energy companies to integrate their systems onto the providers’ proprietary enterprise platform.  We believe that these services are expensive and are out of reach to our core target customers.  However, larger companies with significantly greater resources than we have could develop service platforms similar to our and offer them at prices competitive to what we expect to charge, which could preclude us from acquiring market share and require us to decrease our prices, which would lower our margins, resulting in diminished income.  Larger entrants into the market could also develop technologies that render our solutions obsolete.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements of any kind.

Contractual Obligations

We have certain fixed contractual obligations and commitments.  The table below summarizes our contractual obligations as of December 31, 2010 and for the future periods identified.  The development of our franchise program, changes in our business needs and other factors may result in our incurring significant future obligations which would impact our cash and liquidity position and requirements.  We cannot provide certainty regarding the timing and amounts of payments.

Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Repayment of debt (1)	$316,000		$316,000	-	-
				-	-
Total Contractual Cash Obligations	$316,000		$316,000	-	-

(1) Includes the principal amount of $250,000 due under a Convertible Promissory Note due June 16, 2012 and interest of $66,000 which will have accrued as of the maturity date.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense.  Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements.  We refer readers to Note 1 to our audited financial statements for the year ended December 31, 2010 filed with this Annual Report.

Recent Accounting Pronouncements

See Note 1 contained in the “Notes to the Consolidated Financial Statements” for a discussion of new and recently adopted accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Smaller reporting companies are not required to furnish the information required by Item 7.

Item 8.  Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Tiga Energy Services, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Tiga Energy Services, Inc. (A Development Stage Company) as of December 31, 2010, and 2009, and the related statements of operation, stockholders' equity (deficit) and cash flows for the periods then ended and the period from inception (June 23, 2009) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tiga Energy Services, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 5, 2011

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

Current assets:
Cash	$115,445	$8,472
Deposits	1,395	1,395
Total current assets	116,840	9,867

Total assets	$116,840	$9,867

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable, related party	$4,365	$-
Accrued expenses	506,354	201,411
Total current liabilities	510,719	201,411

Long term debt:
Convertible note payable, net of discount of $237,219	12,781	-

Total liabilities	523,500	201,411

Stockholders' equity (deficit):
Preferred stock, 10,000,000 shares of $0.0001 par value authorized, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares of $0.0001 par value authorized, 5,364,000 and 4,092,500 shares issued and outstanding at December 31, 2010 and 2009, respectively	536	409
Additional paid-in capital	623,112	184,591
Common stock payable, -0- and 2,500 shares at December 31, 2010 and 2009, respectively,	-	5,000
(Deficit) accumulated during development stage	(1,030,308)	(381,544)
Total stockholders' equity (deficit)	(406,660)	(191,544)

Total liabilities and stockholders' equity (deficit)	$116,840	$9,867

The accompanying notes are an integral part of these financial statements.

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	June 23, 2009	June 23, 2009
	year ended	(inception) to	(inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

Revenue	$-	$-	$-

Operating expenses:
General and administrative	27,455	5,400	32,855
Officer compensation	520,000	281,667	801,667
Professional fees	72,377	94,477	166,854

Total operating expenses	619,832	381,544	1,001,376

Net operating loss	(619,832)	(381,544)	(1,001,376)

Interest expense	(28,932)	-	(28,932)

Loss before provision for income taxes	(648,764)	(381,544)	(1,030,308)

Provision for income taxes	-	-	-

Net (loss)	$(648,764)	$(381,544)	$(1,030,308)

Weighted average number of common shares outstanding - basic and fully diluted	4,259,904	4,092,500

Net (loss) per share - basic and fully diluted	$(0.15)	$(0.09)

The accompanying notes are an integral part of these financial statements.

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							(Deficit)
							accumulated
					Additional	Common	during	Total
	Preferred stock		Common stock		paid-In	stock	development	stockholders'
	Shares	Amount	Shares	Amount	capital	payable	stage	equity (deficit)

Common stock issued to founders	-	$-	4,000,000	$400	$(400)	$-	$-	$-

Common stock issued for cash	-	-	92,500	9	184,991	5,000	-	190,000

Net loss for the period from June 23, 2009 (inception) to December 31, 2009	-	-	-	-	-	-	(381,544)	(381,544)

Balance, December 31, 2009	-	$-	4,092,500	$409	$184,591	$5,000	$(381,544)	$(191,544)

Common stock issued for cash	-	-	17,500	2	34,998	(5,000)	-	30,000

Common stock issued for services	-	-	4,000	-	8,000	-	-	8,000

Beneficial conversion feature of convertible debt	-	-	-	-	250,000	-	-	250,000

Effect of reverse acquisition merger	-	-	1,125,000	112	(104,464)	-	-	(104,352)

Exercise of warrants for cash	-	-	125,000	13	249,987	-	-	250,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(648,764)	(648,764)

Balance, December 31, 2010	-	$-	5,364,000	$536	$623,112	$-	$(1,030,308)	$(406,660)

The accompanying notes are an integral part of these financial statements.

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	June 23, 2009	June 23, 2009
	year ended	(inception) to	(inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(648,764)	$(381,544)	$(1,030,308)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of beneficial conversion feature	12,781	-	12,781
Common stock issued for services	8,000	-	8,000
Decrease (increase) in assets:
Deposits	-	(1,395)	(1,395)
Increase (decrease) in liabilities:
Accrued expenses	304,943	201,411	506,354
Net cash used in operating activities	(323,040)	(181,528)	(504,568)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in merger	13	-	13
Net cash provided by investing activities	13	-	13

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related party for merger	(100,000)	-	(100,000)
Proceeds from convertible note payable	250,000	-	250,000
Proceeds from exercise of warrants	250,000		250,000
Proceeds from sale of common stock	30,000	190,000	220,000
Net cash provided by financing activities	430,000	190,000	620,000

NET CHANGE IN CASH	106,973	8,472	115,445

CASH AT BEGINNING OF YEAR	8,472	-	-

CASH AT END OF YEAR	$115,445	$8,472	$115,445

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Debt discount on beneficial conversion feature	$250,000	$-	$250,000
Common stock issued on subscriptions payable	$5,000	$-	$5,000

The accompanying notes are an integral part of these financial statements.

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Tiga Energy Services, Inc. (the “Company”) was formed in the state of Texas on June 23, 2009 to provide security, connectivity and interoperability solutions to the energy industry. Our initial focus is on the Micro Grid market to enable energy components to securely connect and communicate with each other and the systems that manage and monitor them. TigaNET operates as a secure business-to-business network and industry enabler. It is the energy industry equivalents of Verisign (a certificate authority for the e-Commerce industry), Pulse Networks, Cirrus or NYCE that operate secure networks for the ATM Banking industry.

Basis of Presentation
The accompanying consolidated financial statements herein contain the operations of Option Placement, Inc. (“OPI”) and its wholly-owned subsidiary, Tiga Energy Services, Inc. (“Tiga”) as of the dates and for the periods as indicated. All significant inter-company transactions have been eliminated in the preparation of these financial statements. On August 18, 2010 the Company’s wholly-owned subsidiary, Tiga Energy Services, Inc. (“Company”), and Option Placement, Inc. (“Acquiror”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”). Under the Share Exchange Agreement, as closed on November 15, 2010, The Company merged with and into the Acquiror Company, with The Company remaining as the surviving corporation and wholly-owned subsidiary of the Acquiror (“The Reverse Merger”).  Going forward, the Option Placement, Inc. will be a holding company parent of the Tiga Energy Services, Inc., and the Company’s business operations following the Merger will be those of Tiga Energy Services, Inc.

These statements were prepared under the accrual basis of accounting and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Merger with Option Placement, Inc.
On August 18, 2010, Option Placement, Inc. (“Option”) entered into a share exchange agreement with Tiga Energy Services, Inc. (“Tiga”) that closed on November 15, 2010. Under the terms of the share exchange agreement, Tiga merged and became a wholly owned subsidiary of Option in exchange for the issuance of 4,114,000 shares of Option Placement, Inc. common stock to the owners of Tiga, representing 100% of the issued and outstanding shares of Tiga as exchanged on a 1:1 basis. The merger resulted in the owners of Tiga gaining control of Option.

Development Stage Company
The Company is currently a development stage company as defined by FASB ASC 915-10-05.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

Cash and Cash Equivalents
Cash equivalents include all accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates market value.

Cash in Excess of FDIC Insured Limits
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company has not experienced any losses in such accounts.

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting
Under FASB ASC 280-10-50, the Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Fair value of financial instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

Revenue Recognition
For revenue from product sales, the Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. Advertising expense was $9,123 and $-0- for the year ended December 31, 2010 and the period from June 23, 2009 (inception) to December 31, 2009, respectively.

Income Taxes
The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception on June 23, 2009. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock and stock options for services and compensation for the year ended December 31, 2010 and the period from June 23, 2009 (Inception) through December 31, 2009.

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Uncertain tax positions
Effective upon inception at June 23, 2009, the Company adopted new standards for accounting for uncertainty in income taxes. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Recent Accounting Pronouncements
In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. The ASC was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. The ASC was effective for the Company for the first reporting period, including interim periods, beginning after issuance. The adoption of this ASU did not have a material impact on our financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC upon inception at June 23, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855-10 entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. ASC 855-10 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of ASC 855-10 did not have a significant effect on the Company’s financial statements. In connection with preparing the accompanying audited financial statements, management evaluated subsequent events through the date that such financial statements were issued (filed with the Securities and Exchange Commission).

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company is in the development stage and has no revenues, has incurred net losses of $648,764 and $381,544 for the year ended December 31, 2010 and the period from June 23, 2009 (Inception) through December 31, 2009, respectively, has an accumulated deficit of $1,030,308 and $381,544, and cash on hand of $115,445 and $8,472 as of December 31, 2010 and the period from June 23, 2009 (Inception) through December 31, 2009, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 3 – Related Party

On June 24, 2009, the Company issued 1,250,000 founder’s shares of common stock to the Company’s CEO, Michael Hathaway for services previously provided. No proceeds were received in exchange for the shares of common stock.

On June 24, 2009, the Company issued 1,250,000 founder’s shares of common stock to the Company’s COO, Christopher Wilder for services previously provided. No proceeds were received in exchange for the shares of common stock.

On June 24, 2009, the Company issued 1,250,000 founder’s shares of common stock to the Company’s Secretary EVP, Mark Griffith for services previously provided. No proceeds were received in exchange for the shares of common stock.

On June 24, 2009, the Company issued 250,000 founder’s shares of common stock to the Company’s Treasurer and CFO, Michael D. Noonan for services previously provided. No proceeds were received in exchange for the shares of common stock.

On August 18, 2009, the Company issued a subscription payable for 2,000 shares to the Company’s Treasurer and CFO, Michael D. Noonan in exchange for proceeds of $4,000. No shares have been issued as of the date of this report.

On February 21, 2010 the board of directors retained the services of two advisors to the board in exchange for compensation of 20,000 of Tiga Energy Services’ restricted stock which will be granted upon the successful registration of shares on a public exchange. No shares have yet been issued as of the date of this report.

On November 1, 2010 the Company issued 4,000 shares of common stock to an officer for services provided. The total fair value of the common stock was $8,000 based on comparable recent sales of common stock sold at $2 per share.

Note 4 – Intangible Asset

Officers, Michael Hathaway and Christopher Wilder, contributed non-valued intellectual property as applied for and submitted to the United States Patent and Trademark Office on September 24, 2008. The provisional patent has not yet been granted, and is comprised of an information technology based system for managing real time ad-hoc service relationships between services and network attached client devices designed to provide security, connectivity and interoperability solutions to the energy industry. No costs have been incurred to-date related to this patent application.

Note 5 – Accrued Expenses

Accrued expenses included the following at December 31, 2010 and 2009, respectively:

	December 31, 2010	December 31, 2009
Accrued Compensation, Officers	$490,203	$163,997
Accrued Compensation	-	37,414
Accrued Interest	16,151	-
	$506,354	$201,411

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 6 – Convertible Note Payable

Convertible note payable consisted of the following at December 31, 2010 and 2009, respectively:

	December 31, 2010	December 31, 2009

Unsecured debenture bearing interest at 12%, compounded quarterly, due on June 16, 2012, convertible into shares of common stock at $2.00 per share. The note carries a fourteen percent (14%) interest rate in the event of default. The note is convertible into 125,000 shares of common stock.	$250,000	$-
Less: unamortized discount on beneficial conversion feature	237,219	-
Convertible note payable	$12,781	$-

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible note payable, and related warrant grants, by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to $250,000. The discount is amortized over a two year period, from the date of issuance until the stated redemption date of the debt. As of December 31, 2010, $12,781 of the beneficial conversion feature was amortized.

On June 16, 2010 the Company granted a total of 625,000 warrants as part of the investment of $250,000 in exchange for the convertible promissory note as described in Note 5. Of these warrants, 250,000 are fully vested and are exercisable until June 16, 2014 at an exercise price of $2.50 per share. Another 125,000 warrants are fully vested and were exercisable until December 13, 2010 at an exercise price of $2.00 per share. These shares were exercised on December 13, 2010, and as such, 125,000 shares were issued in exchange for proceeds of $250,000. Another 250,000 warrants are vested after December 13, 2010 upon the successful exercise of the 125,000 warrants that expired on that day, and are exercisable until December 13, 2014 at an exercise price of $2.50 per share.

No shares have been issued pursuant to the debt conversion as of December 31, 2010.

Accrued interest on the above promissory note totaled $16,151 and $-0- at December 31, 2010 and 2009, respectively.

Interest expense totaled $28,932, including $12,781 of expense related to the amortization of the beneficial conversion feature, for the year ended December 31, 2010. No interest expense was incurred during the period from June 23, 2009 (inception) to December 31, 2009.

Note 7 – Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. The Company has not issued any preferred shares to date.

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. The Company had 5,364,000 shares issued and outstanding as of December 31, 2010.

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Common Stock Issued Prior to, and Commensurate with the Merger with Tiga
During the year ended, December 31, 2008, the Company issued 1,000,000 founder’s shares of common stock at par value to Option Placement Inc.’s CEO, Jonathan Patton in exchange for proceeds of $100.

On August 15, 2008, the Company issued 125,000 founder’s shares of common stock at par value to Option Placement Inc.’s CEO, Jonathan Patton in exchange for proceeds of $12.50.

On November 1, 2010 the Company issued 4,000 shares of common stock to an officer for services provided. The total fair value of the common stock was $8,000 based on comparable recent sales of common stock sold at $2 per share.

On November 15, 2010, the Company issued 4,114,000 shares of common stock at par value to the shareholders of Tiga Energy, Inc. in exchange for 100% of the issued and outstanding shares of Tiga as part of a share exchange agreement in which 1 share of OPI was issued for each outstanding share of Tiga, along with a cash payment of $100,000 from Tiga to the sole shareholder of OPI, Jonathan Patton.

Common Stock Issued Subsequent to the Merger with Tiga
On December 13, 2010, the Company received $250,000 in exchange for 125,000 shares of its no par value common stock pursuant to the exercise of 125,000 common stock warrants.

Note 8 – Warrants and Options

Options and Warrants Granted
On June 16, 2010 the Company granted a total of 625,000 warrants as part of the investment of $250,000 in exchange for the convertible promissory note as described in Note 5. Of these warrants, 250,000 are fully vested and are exercisable until June 16, 2014 at an exercise price of $2.50 per share. Another 125,000 warrants were fully vested and exercisable until December 13, 2010 at an exercise price of $2.00 per share. These shares were exercised on December 13, 2010, and as such, 125,000 shares were issued in exchange for proceeds of $250,000. Another 250,000 warrants vested after December 13, 2010 upon the successful exercise of the 125,000 warrants that expired on that day, and are exercisable until December 13, 2014 at an exercise price of $2.50 per share.

No options have been granted as of the date of this report.

Options and Warrants Cancelled
No options or warrants were cancelled during the year ended December 31, 2010 and the period from June 23, 2009 (inception) to December 31, 2009.

Options and Warrants Expired
No options or warrants expired during the year ended December 31, 2010 and the period from June 23, 2009 (inception) to December 31, 2009.

Options and Warrants Exercised
On December 13, 2010, 125,000 warrants were exercised in exchange for proceeds of $250,000. No options or warrants were exercised during the period from June 23, 2009 (inception) to December 31, 2009.

The following is a summary of information about the warrants outstanding at December 31, 2010. No stock options or warrants were issued or outstanding during the period from June 23, 2009 (inception) to December 31, 2009.

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Warrants	Contractual	Exercise	Warrants	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$2.00 - $2.50	500,000	3.71 years	$2.50	500,000	$2.50

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the period from June 23, 2009 (inception) to December 31, 2010 was $2.50 per option.

The following is a summary of activity of outstanding stock warrants:

Weighted
Average
	Number	Exercise
	of Shares	Price

Balance, June 23, 2009 (Inception)	-0-	$-0-
Warrants expired	-0-	-0-
Warrants cancelled	-0-	-0-
Warrants granted	-0-	-0-
Warrants exercised	-0-	-0-

Balance, December 31, 2009	-0-	-0-
Warrants expired	-0-	-0-
Warrants cancelled	-0-	-0-
Warrants granted	625,000	2.40
Warrants exercised	(125,000)	(2.00)
Balance, December 31, 2010	500,000	$2.50

Exercisable, December 31, 2010	500,000	$2.50

Note 9 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended December 31, 2010 and 2009, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2010, the Company had approximately $524,600 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2019.

The components of the Company’s deferred tax asset are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$183,600	$76,100

Net deferred tax assets before valuation allowance	183,600	76,100
Less: Valuation allowance	(183,600)	(76,100)
Net deferred tax assets	$-	$-

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2010 and 2009, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,
	2010	2009

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 10 – Subsequent Events

Joint Venture to Deploy Blended Renewable Energy Plants
On February 16, 2011, Tiga Energy Services Inc. (“Tiga”) announced it has formed a joint venture with Eco-Merge USA LLC., a subsidiary of Dentsu Japan, and Innovative Energy Group, LLC to fund, deploy and operate renewable energy power plants throughout Texas and the USA. Each energy plant will be privately funded and will blend renewable sources that will include solar, simple cycle, combined cycle (steam-to-energy), and combined heat and power plants (CHP) powered from waste-to-energy sources to produce in excess of 15MW of renewable energy. The plants will offer renewable electricity at rates highly competitive with conventional utilities.

The first blended renewable energy power plant is scheduled to break ground in the second quarter of 2011 in Bastrop County, Texas approximately 15 miles from Austin. The plant will offer electricity to utilities in the Central Texas region and provide thermal energy services to the planned Eco-Merge Green Corporate Center.

Under our business model, the partners and investors will jointly own the plants and sell electricity at a profit both to an anchor customer and to independent utilities. We expect that upon completion of our initial deployment, we will have the ability to present similar opportunities to sites we select based upon the economics of this project. Eventually, we plan to make excess electricity not utilized by the anchor customer available to an energy spot trading market.

The partnership also seeks additional finance partners and technologies for other potential locations in Texas and the USA for deployment of viable and efficient energy solutions.

Letter Agreement for Services
On February 10, 2011, Tiga and Green Corporate Centers, LLC (“GCC”) entered into a Letter Agreement for Services (“Agreement”) for preconstruction related campus-wide architecture design and consulting services. The services are related to the interconnection of a campus-wide network with third party telecommunications and information services providers for the proposed Eco-Merge Green Corporate Center “green” business campus, including the proposed Central Texas Airport, to be located approximately 17 miles east of Austin in Bastrop County.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, and who we refer to in this Annual Report as the Certifying Officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Certifying Officers, to allow timely decisions regarding required disclosures.  Based upon that evaluation, the Certifying Officers concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP.  A company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, even an effective system of ICFR will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of our ICFR as of the end of the period covered by this Annual Report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  Based on this evaluation, management concluded that, as of December 31, 2010, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

1.
We did not maintain effective controls over the control environment.  Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
We did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

3.
We did not maintain effective controls over financial reporting.  Specifically, controls were not designed and in place to ensure that the financial impact of certain complex equity transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2010.

A material weakness in ICFR is defined in Section 210.1-02(4) of Regulation S-X promulgated by the SEC as a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely.  A significant deficiency is a deficiency, or a combination of deficiencies, in ICFR that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.  As a result of the material weaknesses in the Company's ICFR, there are increased risks of errors in financial reporting under current operations.

We initially discovered and reported the above described material weaknesses in our ICFR in Amendment No. 1 to our Quarterly Report on Form 10-Q for the three month period ended September 30, 2010.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report

Corrective Actions

The Company has not yet taken any actions to remediate the material weaknesses in our ICFR and disclosure controls and procedures.  The Company will explore and consider the options available to us to remediate the material weaknesses.  The remediation measures we ultimately implement may include:

•	Creating a position to segregate duties consistent with control objectives that would increase our personnel resources and technical accounting expertise within the accounting function.
•	Retaining a third party accounting firm to assist in establishing internal controls and procedures.
•	Retaining a chief financial officer with extensive experience with US GAAP and SEC reporting and requirements.
•
Organizing an audit committee and appointing one or more outside directors to our board of directors who would serve on the audit committee and be responsible for undertaking the implementation and oversight of internal controls and procedures.

The measures we implement will necessarily reflect our resource constraints.  We are a development stage company, had not generated any revenue from operations at December 31, 2010 and possess limited financial resources.  For the time being, our limited financial resources will constrain our ability to implement and support the entire range of corrective measures we ultimately elect to deploy.  Accordingly, we anticipate that we will introduce the corrective measures that we, along with our consultants and advisors, select over time as our resources permit and our business grows.

We cannot assure you at this time that the actions and remediation measures we ultimately implement will effectively remediate the material weaknesses described above or prevent the incidence of other significant deficiencies or material weaknesses in our internal control over financial reporting in the future.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2011 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated in this Annual Report by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at www.tigaenergy.com under Investors.

Item 11.  Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information, if any, required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the year ended December 31, 2010 and the period from June 23, 2009 (inception) to December 31, 2009
Consolidated Statement of Stockholders' Equity for the year ended December 31, 2010 and the period from June 23, 2009 (inception) to December 31, 2009
Consolidated Statements of Cash Flows for the year ended December 31, 2010 and the period from June 23, 2009 (inception) to December 31, 2009
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit No.	Description	Location Reference
2.1	Share Exchange Agreement dated August 26, 2010 among Option Placement, Inc., Jonathan Patton (the sole stockholder of the registrant), Tiga Energy Services, Inc. and all of the shareholders of Tiga Energy Services, Inc.	2
3.1	Articles of Incorporation	1
3.2	Bylaws	1
3.3	Articles of Incorporation of Tiga Energy Services, Inc., a Texas corporation, and amendments thereto.	2
3.4	Bylaws of Tiga Energy Services, Inc., a Texas corporation.	2
4.1	Registration Rights Agreement dated November 15, 2010 among the registrant and the holders named therein.	2
4.2	Form of Lock Up Agreement executed in favor of the Company by each officer and director of Tiga Energy Services, Inc.	2
10.1	Cancellation Agreement dated November 15, 2010, between the registrant and Jonathan Patton.	2
10.2	Indemnification Agreement dated November 15, 2010between the registrant and Jonathan Patton.	2
10.3	Consulting Agreement between Pico Energy Services and Hathaway Consulting Group dated June 1, 2009.	2
10.4	Consulting Agreement between Pico Energy Services and Griffam Consulting dated June 1, 2009.	2
10.5	Consulting Agreement between Pico Energy Services and LC2 Holdings dated June 1, 2009.	2
10.6	Consulting Agreement between Pico Energy Services and Noonan Advisors LLC dated June 1, 2009.	2
10.7	Note Purchase Agreement dated June 16, 2010 between the registrant and David Meck.	2
10.8	Convertible Promissory Note in the principal amount of $250,000 dated June 16, 2010.	2
10.9	Letter Agreement dated June 16, 2010 between the registrant and David Meck relating to a loan made pursuant to a convertible promissory note dated as of the date of this letter.	2
10.10	Common Stock Purchase Warrant entitling the Holder to purchase 250,000 shares of common stock at an exercise price of $2.50 per share through June 16, 2012.	2
10.11	Common Stock Purchase Warrant entitling the Holder to purchase 125,000 shares of common stock at an exercise price of $2.00 per share through December 13, 2010.	2
10.12	Letter Agreement dated November 15, 2010 between Tiga Energy Services, Inc., a Texas corporation, and Jonathan Patton with respect to the payment of $100,000 to be made pursuant to Section 1.05 of the Share Exchange Agreement.	2
20	Subsidiaries of the registrant.	3

1.	Incorporated by reference to the registrant's registration statement on Form 10 as filed with the SEC on April 24, 2009.
2.	Incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC onNovember 15, 2010.
3.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 6, 2011.

TIGA ENERGY SERVICES, INC.

By:	/s/ Michael Hathaway
Michael Hathaway

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Michael Hathaway	President, Chief Executive Officer, Principal Executive Officer
Michael Hathaway	and Director	April 6, 2011

/s/ Christopher Wilder	Chairman, Chief Operations Officer and Director
Christopher Wilder		April 6, 2011

/s/ G. Mark Griffith	Secretary, Executive Vice President of Sales and Business
Douglas E. Wells	Development and Director	April 6, 2011

/s/ Michael Noonan	Treasurer, Chief Financial Officer, Principal Financial Officer and
Michael Noonan	Director	April 6, 2011

1