Form 10-K/A
period 2010-12-31
Tiga Energy Services Inc.
filed 2011-04-19
CIK 1454712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

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

EXPLANATORY NOTE

Tiga Energy Services, Inc., a Nevada corporation (“we,” “us,” “our” or the “Company”), is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on April 6, 2011 (the “Original Filing”) to amend the disclosure contained under Item 9A. Controls and Procedures.  In the Original Filing, we disclosed that we had material weaknesses in our disclosure controls and procedures and internal control over financial reporting.  We also discussed certain corrective actions that we are considering to remediate the material weaknesses in our controls and procedures.  One such corrective measure we proposed contemplated engaging a chief financial officer that possesses extensive experience with generally accepted accounting principles in the United States and Securities and Exchange Commission reporting.  We are revising the Original Filing to remove this specific corrective measure because our current chief financial officer, Michael D. Noonan, possesses more than 20 years of corporate finance, corporate governance and investor relations experience with companies listed on the New York Stock Exchange, Nasdaq and the American Stock Exchange.  Since August 2005, Mr. Noonan has served as the Vice-President, Corporate of Sky Petroleum, an oil and gas exploration firm located in Texas.  In November 2005, he was appointed a Director of Sky Petroleum, subsequently appointed Corporate Secretary in April 2006 and was appointed interim Chief Financial Officer in August 2008.  Biographical information that discloses Mr. Noonan’s business experience was included in our Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2010 and will be disclosed in our definitive proxy statement that we expect to file with the Securities and Exchange Commission in connection with our 2011 annual meeting of stockholders not later than April 30, 2011.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the original Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.1 and 31.2 by our Chief Executive Officer and Chief Financial Officer, respectively, and Exhibit 32.1 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing.  This Amendment continues to speak as of the date of the Original Filing, and does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Amendment shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.
:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 19, 2011.

TIGA ENERGY SERVICES, INC.

By:	/s/ Michael Hathaway
Michael Hathaway

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Michael Hathaway	President, Chief Executive Officer, Principal Executive	April 19, 2011
Michael Hathaway	Officer and Director

/s/ Christopher Wilder	Chairman, Chief Operations Officer and Director	April 19, 2011
Christopher Wilder

/s/ G. Mark Griffith	Secretary, Executive Vice President of Sales and Business	April 19, 2011
Mark Griffith	Development and Director

/s/ Michael Noonan	Treasurer, Chief Financial Officer, Principal Financial Officer	April 19, 2011
Michael Noonan	and Director