Form 10-Q
period 2011-03-31
Tiga Energy Services Inc.
filed 2011-05-16
CIK 1454712

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53638

TIGA ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-5550380 (I.R.S. Employer Identification No.)

Frost Bank Tower, 401 Congress Avenue, Suite 1540, Austin, TX 78701
(Address of principal executive offices)

(512) 687-3451
(Registrant's telephone number)

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
☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 16, 2011, there were 5,364,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash	$9,555	$115,445
Accounts receivable, net of allowance for doubtful
accounts of $5,000 and $-0- at March 31, 2011
and December 31, 2010, respectively	12,350	-
Deposits	1,395	1,395
Total current assets	23,300	116,840

Total assets	$23,300	$116,840

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$13,200	$-
Accounts payable, related party	4,365	4,365
Accrued expenses	606,355	506,354
Total current liabilities	623,920	510,719

Long term debt:
Convertible note payable, net of discount of
$233,697 and $237,219 at March 31, 2011
and December 31, 2010, respectively	16,303	12,781

Total liabilities	640,223	523,500

Stockholders' equity (deficit):
Preferred stock, 10,000,000 shares of $0.0001 par value
authorized, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares of $0.0001 par value
authorized, 5,364,000 shares issued and outstanding	536	536
Additional paid-in capital	623,112	623,112
(Deficit) accumulated during development stage	(1,240,571)	(1,030,308)
Total stockholders' equity (deficit)	(616,923)	(406,660)

Total liabilities and stockholders' equity (deficit)	$23,300	$116,840

See accompanying notes to financial statements.

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three	June 23, 2009
	months ended	months ended	(inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

Revenue	$17,350	$-	$17,350

Operating expenses:
General and administrative	24,094	2,138	56,949
Officer compensation	130,000	130,000	931,667
Professional fees	62,497	962	229,351

Total operating expenses	216,591	133,100	1,217,967

Net operating loss	(199,241)	(133,100)	(1,200,617)

Interest expense	(11,022)	-	(39,954)

Loss before provision for income taxes	(210,263)	(133,100)	(1,240,571)

Provision for income taxes	-	-	-

Net (loss)	$(210,263)	$(133,100)	$(1,240,571)

Weighted average number of common shares
outstanding - basic and fully diluted	5,364,000	4,105,722

Net (loss) per share - basic and fully diluted	$(0.04)	$(0.03)

See accompanying notes to financial statements.

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							(Deficit)
							accumulated
					Additional	Common	during	Total
	Preferred stock		Common stock		paid-In	stock	development	stockholders'
	Shares	Amount	Shares	Amount	capital	payable	stage	equity (deficit)

Common stock issued to founders	-	$-	4,000,00	$400	$(400)	$-	$-	$-

Common stock issued for cash	-	-	92,000		184,991	5,000	-	190,000

Net loss for the period from June 23, 2009
(inception) to December 31, 2009	-	-	-	-	-	-	(381,544)	(381,544)

Balance, December 31, 2009	-	$-	4,092,500	$409	$184,591	$5,000	$(381,544)	$(191,544)

Common stock issued for cash	-	-	17,500	2	34,998	(5,000)	-	30,000

Common stock issued for services	-	-	4,000	-	8,000	-	-	8,000

Beneficial conversion feature of convertible debt	-	-	-	-	250,000	-	-	250,000

Effect of reverse acquisition merger	-	-	1,125,000	112	(104,464)	-	-	(104,352)

Exercise of warrants for cash	-	-	125,000	13	249,987	-	-	250,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(648,764)	(648,764)

Balance, December 31, 2010	-	$-	5,364,000	$536	$623,112	$-	$(1,030,308)	$(406,660)

Net loss for the three months ended March 31, 2011	-	-	-	-	-	-	(210,263)	(210,263)

Balance, March 31, 2011 (Unaudited)	-	$-	5,364,000	$536	$623,112	$-	$(1,240,571)	$(616,923)

See accompanying notes to financial statements.

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three	For the three	June 23, 2009
	months ended	months ended	(inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(210,263)	$(133,100)	$(1,240,571)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Amortization of beneficial conversion feature	3,522	-	16,303
Common stock issued for services	-	-	8,000
Decrease (increase) in assets:
Accounts receivable	(12,350)	-	(12,350)
Deposits	-	-	(1,395)
Increase (decrease) in liabilities:
Accounts payable	13,200	463	13,200
Accounts payable, related party	-	-	4,365
Accrued expenses	100,001	106,990	601,990
Net cash used in operating activities	(105,890)	(25,647)	(610,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in merger	-	-	13
Net cash provided by investing activities	-	-	13

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related party for merger	-	-	(100,000)
Proceeds from convertible note payable	-	-	250,000
Proceeds from exercise of warrants	-		250,000
Proceeds from sale of common stock	-	30,000	220,000
Net cash provided by financing activities	-	30,000	620,000

NET CHANGE IN CASH	(105,890)	4,353	9,555

CASH AT BEGINNING OF YEAR	115,445	8,472	-

CASH AT END OF YEAR	$9,555	$12,825	$9,555

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Debt discount on beneficial conversion feature	$-	$250,000
Common stock issued on subscriptions payable	$-	$5,000

See accompanying notes to financial statements.

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2010 of Tiga Energy Services, Inc. (“the Company”).

The interim condensed financial statements present the balance sheets, statements of operations, statement of stockholders’ equity (deficit) and cash flows of Tiga Energy Services, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2011 and the results of operations, stockholders’ equity (deficit) and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

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

Joint Venture to Deploy Blended Renewable Energy Plants
On February 16, 2011, Tiga Energy Services Inc. (“Tiga”) announced it has formed a joint venture with Eco-Merge USA LLC., a subsidiary Japan based Densu Inc., and Innovative Energy Group, LLC to fund, deploy and operate renewable energy power plants throughout Texas and the USA. Each energy plant will be privately funded and will blend renewable sources that will include solar, simple cycle, combined cycle (steam-to-energy), and combined heat and power plants (CHP) powered from waste-to-energy sources to produce in excess of 15MW of renewable energy. The plants will offer renewable electricity at rates highly competitive with conventional utilities.

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

No income or expenses have yet been incurred in this joint venture as of March 31, 2011.

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Development Stage Company
The Company is currently considered a development stage company. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectability is reasonably assured.

Persuasive Evidence of an Arrangement—The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Performed—The Company performs all services or delivers all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer's designated location.

The Fee for the Arrangement Is Fixed or Determinable—Prior to recognizing revenue, a customer's fee is either fixed or determinable under the terms of the written contract. Fees for most monthly services, professional consulting services, and equipment sales and rentals are fixed under the terms of the written contract. Fees for certain monthly services, including certain portions of networking, storage, and content distribution and caching services, are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer's fee is determinable. The customer's fee is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

Collectability Is Reasonably Assured—The Company determines that collectability is reasonably assured prior to recognizing revenue. Collectability is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer's financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectability is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

Revenue from Service Contracts
The Company recognizes revenue on service contracts ratably over applicable contract periods or as services are performed. Amounts billed and collected before the services are performed are included in deferred revenues.

Allowance for Doubtful Accounts
Accounts receivable at March 31, 2011, and December 31, 2010, include allowances for contract losses and other contract allowances aggregating $5,000 and $-0-, respectively.

Recent Accounting Pronouncements
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

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

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

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

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company is in the development stage and has limited revenues, has incurred net losses of $210,263 and $133,100 for the three months ending March 31, 2011 and 2010, respectively, has an accumulated deficit of $1,240,571 and cash on hand of $9,555 as of March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short-term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

On February 21, 2010 the board of directors retained the services of two advisors to the board in exchange for compensation of 20,000 of Tiga Energy Services’ restricted stock which will be converted to shares in a public entity upon the successful registration of shares on a public exchange via either a reverse merger or direct registration. No shares have yet been issued as of the date of this report.

On November 1, 2010 the Company issued 4,000 shares of common stock to an officer for services provided. The total fair value of the common stock was $8,000 based on comparable recent sales of common stock sold at $2 per share.

Note 4 – Intangible Asset

Officers, Michael Hathaway and Christopher Wilder, contributed non-valued intellectual property as applied for and submitted to the United States Patent and Trademark Office on September 24, 2008. The provisional patent has not yet been granted, and is comprised of an information technology based system for managing real time ad-hoc service relationships between services and network attached client devices designed to provide security, connectivity and interoperability solutions to the energy industry. No costs, during this quarter, have been incurred to-date related to this patent application.

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 5 – Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 upon inception at June 23, 2009. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company doesn’t have any financial instruments that must be measured under the new fair value standard.  The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.  The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Note 6 – Accrued Expenses

Accrued expenses included the following at March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011	December 31, 2010
Accrued Compensation, Officers	$582,704	$490,203
Accrued Interest	23,651	16,151
	$606,355	$506,354

Note 7 – Convertible Note Payable

Convertible note payable consisted of the following at March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011	December 31, 2010

Unsecured debenture bearing interest at 12%, compounded quarterly, due on June 16, 2012, convertible into shares of common stock at $2.00 per share. The note carries a fourteen percent (14%) interest rate in the event of default. The note is convertible into 125,000 shares of common stock.	$250,000	$250,000
Less: unamortized discount on beneficial conversion feature	233,697	237,219
Convertible note payable	$16,303	$12,781

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The aforementioned accounting treatment resulted in a total debt discount equal to $250,000. The discount is amortized over a two year period, from the date of issuance until the stated redemption date of the debt. As of March 31, 2011, $16,303 of the beneficial conversion feature was amortized.

On June 16, 2010 the Company granted a total of 625,000 warrants as part of the investment of $250,000 in exchange for the convertible promissory note as described in Note 5. Of these warrants, 250,000 are fully vested and are exercisable until June 16, 2014 at an exercise price of $2.50 per share. Another 125,000 warrants were fully vested and were exercisable until December 13, 2010 at an exercise price of $2.00 per share. These shares were exercised on December 13, 2010, and as such, 125,000 shares were issued in exchange for proceeds of $250,000. Another 250,000 warrants are vested after December 13, 2010 upon the successful exercise of the 125,000 warrants that expired on that day, and are exercisable until December 13, 2014 at an exercise price of $2.50 per share.

No shares have been issued pursuant to the debt conversion as of December 31, 2010.

Accrued interest on the above promissory note totaled $23,651 and $16,151 at March 31, 2011 and December 31, 2010, respectively.

Interest expense totaled $11,022, including $3,522 of expense related to the amortization of the beneficial conversion feature, for the three months ended March 31, 2011. No interest expense was incurred during the three months ended March 31, 2010.

Note 8 – Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. The Company has not issued any preferred shares to date.

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. The Company had 5,364,000 shares issued and outstanding as of March 31, 2011.

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

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 9 – Warrants and Options

Options and Warrants Granted
On June 16, 2010 the Company granted a total of 625,000 warrants as part of the investment of $250,000 in exchange for the convertible promissory note as described in Note 5. Of these warrants, 250,000 are fully vested and are exercisable until June 16, 2014 at an exercise price of $2.50 per share. Another 125,000 warrants were fully vested and were exercisable until December 13, 2010 at an exercise price of $2.00 per share. These shares were exercised on December 13, 2010, and as such, 125,000 shares were issued in exchange for proceeds of $250,000. Another 250,000 warrants vested after December 13, 2010 upon the successful exercise of the 125,000 warrants that expired on that day, and are exercisable until December 13, 2014 at an exercise price of $2.50 per share.

No options have been granted as of the date of this report.

Options and Warrants Cancelled
No options or warrants were cancelled during the three months ended March 31, 2011 and 2010.

Options and Warrants Expired
No options or warrants expired during the three months ended March 31, 2011 and 2010.

Options and Warrants Exercised
On December 13, 2010, 125,000 warrants were exercised in exchange for proceeds of $250,000. No options or warrants were exercised during the three months ended March 31, 2011 and 2010.

Note 10 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which provides for an asset and liability approach of accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

For the three months ended March 31, 2011 and 2010, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $632,350 and $243,650 of federal net operating losses at March 31, 2011 and 2010, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2019.

The components of the Company’s deferred tax asset are as follows:

	March 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$221,320	$85,280

Net deferred tax assets before valuation allowance	221,320	76,280
Less: Valuation allowance	(221,320)	(85,280)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2011 and 2010, respectively.

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	March 31,
	2011	2010

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before March 31, 2011.

Note 11 – Subsequent Events

On April 4, 2011 we received $10,000 in exchange for an unsecured convertible debenture bearing interest at 30%, due on October 2, 2011, convertible into shares of common stock at $2.00 per share. The note is convertible into 5,000 shares of common stock.

On April 7, 2011 we received $15,000 in exchange for an unsecured convertible debenture bearing interest at 12%, compounded quarterly, due on April 7, 2013, convertible into shares of common stock at $2.00 per share, as well as, common stock warrants to purchase 7,500 shares, exercisable until April 7, 2015 at a strike price of $2.00 per share. The note is convertible into 7,500 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission, or SEC, on April 7, 2011 and Amendment No. 1 to our Annual Report on Form 10-K as filed with the SEC on April 19, 2011 (collectively, the “2010 Annual Report”).

Overview

We provide connectivity, interoperability and security solutions to meet the challenges of the 21st century energy industry.  Our network service platform and consulting and software engineering, architecture and design services enable our customers to seamlessly connect, integrate, manage and secure their energy related assets.  Our solutions adeptly address the range of communications and automation issues facing energy consumers as they seek to more efficiently manage their energy consumption and offset their energy costs through the deployment of distributed and renewable energy generation sources, energy storage and other technologies.

Our solutions will enable our customers to:

•
coordinate end points, that is, connect a diverse array of unrelated energy resources such as building automation systems smart grid devices HVAC systems, distributed and renewable generation sources and the systems that manage and monitor them;

•	operate and control energy-related assets and systems in a unified, open standards environment; and

•	secure access to energy assets either at the point of service or to remotely monitor, manage and control their functionality and operation.

We make our solutions available to our customers either by way of connecting them to an Internet-based network service platform we are developing or on a project specific basis through our consulting, engineering, architecture and design services.

Our open standards, network service platform, “TigaNET,” will provide a centralized, managed network service for an increasingly diverse and distributed energy market.  TigaNET is being developed as a framework for connecting our customers and their energy assets more economically and quickly than existing solutions offered by large consulting firms that offer competing products.  TigaNET will provide a feature-rich environment available to users of virtually any size and economic means.  It will have virtually unlimited scalability, capable of connecting millions of end-point assets and systems.

TigaNET will offer services and features that will accommodate and facilitate all aspects of our customers’ management of their energy networks, including:

•
Enterprise Services – TigaNET will function as an Internet firewall for end users, including microgrids, companies that deploy a diverse range of energy assets and companies that provide facility, asset and energy management services, thereby eliminating the need for a direct Internet-based connection between the utilities, consumers’ facilities and their back offices.  TigaNET will provide the ability to manage policy and access permissions and authentications to systems, devices and data interfaces from a single console.

•
Single interface for all energy related services – TigaNET allows end-users to access energy related information, facilities service data, energy consumption information and other data by way of a single source that is accessible via multiple interfaces such as smart phone applications, web portals, premises control systems and back office applications.

•
Managed Cyber-Security for Facilities and Utility Control Systems – Facilities and utilities can securely connect to Internet-based services and controls via TigaNET’s information exchange which provides a mechanism for these organizations to leverage the flexibility and functionality of the Internet without directly risking interaction with Internet-based energy services.

TigaNET will deliver supplementary content, products and services to our customers, including, for example, a Web-based energy applications storefront, that will offer third-party applications that can enhance their operational capabilities and that we anticipate will provide additional sources of ongoing revenue to our Company.

Target customers for TigaNET comprise consumers that possess or that are implementing distributable and renewable energy solutions that must manage and monitor these technologies and centrally measure their return on generation.  These include microgrids, C&I facilities (corporate campuses and industrial complexes), commercial and private institutions (universities and hospitals), big box stores and master planned communities.

We offer our engineering, architecture and design services that comprise our engineering services platform on a project-by-project basis.  Our consulting services will encompass working with organizations to provide cyber security, network assessment, threat mitigation; network and information architecture services; network deployment and implementation, and integration and interoperability of legacy systems to energy assets.  The core elements of our engineering services platform can be easily adapted and migrated among customers in diverse business environments at minimal cost and effort to us, which will reduce our overall cost of development for each project and enable us to provide solutions in new and unanticipated business sectors.  The flexibility, efficiency and economics of our solutions render our services available to a wide range of customers, which will provide us access to a wide range of revenue streams.  For example, smart grid device manufacturers may engage us to engineer solutions that enable their technologies and devices to communicate with utilities and connect with and integrate into to wider energy networks, improve their effectiveness and enhance security against cyber attack.  Energy service and facility management companies may retain us to design secure systems that integrate new and legacy technologies and overcome the proprietary architectures, communications and information systems that prevent these systems from communicating and integrating with each other

We believe the success of our business model is influenced by:

•	our ability to complete the development of our network services platform and engineering services platform, which is dependent on our receipt of substantial financing;
•	the breadth and depth of our technology and service offerings;
•	our ability to implement our sales and marketing programs;
•	our ability to generate subscription revenue for TigaNET;
•	our ability to continually enhance the value of subscriptions for TigaNET through frequent and continuing innovations;
•	the proliferation of microgrids;
•	our ability to develop strategic relationships and partnerships with entities that have an established presence in the evolving energy industry; and
•	our ability to provide customers with consulting, engineering and design services that generate revenue.

Revenues, Cost of Revenues and Operating Expenses

Revenues

Ultimately, we expect to derive the principal percentage of our revenues from:

•	subscriptions to TigaNET;
•	sales of our service offerings on TigaNET;
•	fees and profits from the development and operation of renewable energy plants;
•	fees generated from licensing of “white labeled” interface into TigaNET; and
•	fees generated from consulting services.

Our industry is evolving rapidly and new and unanticipated sources of revenue may present at any time.  Accordingly, it is critical that we remain technologically nimble and prepared to take advantage of new opportunities as they arise.

Initially, we will offer our services and products through our management team.  We will seek to leverage sales through our customers and strategic relationships with entities that have an established presence in the evolving energy industry.  As we begin generating revenues, we will build an in-house sales team that will serve as the primary conduit through which we will affect sales of our products.  As our financial condition permits, we expect to retain outside sales representatives who will be responsible for sales on a regional basis.

Cost of Revenues

Our gross profit will be derived from the total revenues we generate from our various operational segments less our cost of goods sold.  Our cost of goods sold will be affected primarily by development costs of our services platforms and the salaries we pay to our employees and consultants.

We expect that the salaries and variable consulting fees that we may incur in connection with the completion of the development of our service platforms and custom solutions devised for discrete projects will be a significant cost.  Given the complexity and sophistication of our solutions, the consultants we will retain to assist in our research and development efforts will be experienced computer personnel with specific skill sets in network architecture, encryption and security, standards adoption and machine intelligence.  We expect that the consultants with the qualifications we require will be costly.  Eventually, we will have to hire sales personnel and sales support engineers and product support engineers to achieve deep market penetration.  Personnel possessing these skill sets also may be costly.

Operating Expenses

We expect that our operating expenses will consist principally of research and development, or R&D, sales and marketing and general and administrative expenses.  The most significant components of our operating expenses will be R&D and personnel costs.  We anticipate R&D costs account for approximately 25% of our expenses and that personnel will account for approximately 35% of our expenses.  Personnel costs consist of salaries, benefits and incentive compensation for our employees, including, possibly, commissions for sales personnel and stock-based compensation for all employees.

As of the date of this Report, we employed only the four members of our management team.  As we receive capital and commence generating revenue, we expect to hire employees to fill a variety of positions throughout the Company, including technical, sales and marketing and administrative personnel, as well as to invest in R&D.

R&D expenses will consist primarily of personnel costs and facilities costs.  We will expense R&D expenses as they are incurred.  We expect to devote substantially all of our resources to complete the development of our services platforms.  We intend to continue to invest significantly in R&D in an effort to roll out the entire suite of TigaNET services as quickly as possible.

We expect that sales and marketing expenses will represent a significant component of our operating expenses and will consist primarily of personnel costs, sales commissions, marketing programs and facilities costs.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010, respectively:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,	Increase /
	2011	2010	(Decrease)
Revenue	$17,350	$-	$17,350

General and Administrative	24,094	2,138	21,956
Officer Compensation	130,000	130,000	-
Professional Fees	62,497	962	61,535

Total Operating Expenses	216,591	133,100	83,491

Net Operating (Loss)	(199,241)	(133,100)	66,141

Interest Expense	(11,022)	-	11,022

Net (Loss)	$(210,263)	$(133,100)	$77,163

Revenues:

During the three months ended March 31, 2011, we booked revenues of $17,350 from two engineering services contracts but have not yet received payment under either agreement.  We had no operations during the period from June 23, 2009 (inception) to December 31, 2010; accordingly, there is no basis for a comparison of revenues for the period covered by this Report against the comparable 2010 period.  We have created a reserve for a debt expense in the amount of $5,000 which represents an uncollectable account allowance with respect to a payment under one of the engineering service contracts we performed during the quarter.

Because we have not yet received the proceeds under the services contracts, we continue to be a development stage company.

General and Administrative:

General and administrative expenses were $24,094 for the three months ended March 31, 2011 compared to $2,138 for the three months ended March 31, 2010, an increase of $21,956 or approximately 1,027%. The increase in general and administrative expense for the three months ended March 31, 2011 compared to the 2010 period was due to increased professional fees and expenses we incurred in connection with satisfying our reporting obligations under federal securities laws and additional activities associated with our commenced operations, and $5,000 of bad debts expense during the three months ended March 31, 2011 that was not incurred in the comparative period in 2010.

Officer Compensation:

For the three months ended March 31, 2011, officer compensation expense was $130,000, of which $92,501 was accrued, compared to $130,000 for the three months ended March 31, 2010, of which $96,000 was accrued.  At March 31, 2011 and 2010, we had accrued compensation since inception of $582,704 and $308,401 respectively.

Professional Fees:

During the three months ended March 31, 2011, we incurred professional fees of $62,497 compared to $962 for the three months ended March 31, 2010, an increase of $61,535, or 6,397%.  Professional fees during the period covered by this Report comprised architectural services fess in connection with our product development efforts and accounting fees in connection with reports we file under federal securities laws, which were not applicable during the 2010 period.

Net Operating Loss:

During the three months ended March 31, 2011, we incurred a net operating loss of $199,241, or ($0.04) per share, compared to a net operating loss of $133,100 for the three months ended March 31, 2010, or ($0.03) per share, an increase of $83,491 or 63%.  Net operating loss increased primarily due to increased activities associated with our commenced operations that were not incurred in the comparative period, consisting primarily of additional professional fees, bad debt expense (an allowance for the possible uncollectability of the amount due under an engineering service agreement we performed during the quarter) and increased office expenses.

Interest Expense:

Interest expense was $11,022 for the three months ended March 31, 2011 compared to $-0- for the three months ended March 31, 2010, which included $7,500 of interest expense accrued on a $250,000 convertible note bearing interest at 12% per annum, and $3,522 of expenses related to the amortized discount on the beneficial conversion feature of the same convertible debt.

Net Loss:

The net loss for the three months ended March 31, 2011 was $210,263 compared to a net loss of $133,100 for the three months ended March 31, 2010, an increased net loss of $77,163, or 58%.  Net loss increased primarily due to increased activities associated with our commenced operations that were not incurred in the comparative period, consisting primarily of additional professional fees, bad debt expense(an allowance for the possible uncollectability of the amount due under an engineering service agreement we performed during the quarter), office expenses and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at March 31, 2011 compared to December 31, 2010.

	March 31, 2011	December 31, 2010
Total Assets	$23,300	$116,840

Accumulated (Deficit)	$(1,240,571)	$(1,030,308)

Stockholders’ Equity (Deficit)	$(616,923)	$(406,660)

Working Capital (Deficit)	$(600,620)	$(393,879)

We are a new company with no material operating results to date.

At March 31, 2011, we had total assets of $23,300, consisting principally of cash and accounts receivable.  We have implemented financial controls in the business to ensure each expense is warranted and needed.

Since our inception, we have funded our operations from third party investments and loans.  During the three months ended March 31, 2011 and 2010 we did not receive any funds from these sources.

After the close of the period covered by this Report, we borrowed an aggregate of $25,000 from two people.  On April 4, 2011, we borrowed the sum of $10,000 which is evidenced by an unsecured convertible promissory note that bears interest at the rate of 30% per year and matures on October 2, 2011.  The principal amount of the note convertible into shares of common stock at $2.00 per share, which entitles the holder to receive 5,000 shares of common stock upon maturity of the note.  On April 7, 2011, we borrowed the sum of $15,000 which is evidenced by an unsecured convertible promissory note that bears interest at the rate of 12% per year, compounded quarterly, that matures on April 7, 2013.  The principal amount of the note plus accrued interest is convertible into shares of common stock at $2.00 per share.  If we repaid the promissory note on the maturity date, the principal and accrued interest would be convertible into 8,125 shares of common stock. As additional consideration for the loan, we issued the lender a warrant to purchase 7,500 shares of common stock, exercisable until April 7, 2015 at a strike price of $2.00 per share.

Since our inception, our management has deferred all or part of its salaries.  As of March 31, 2011 and March 31, 2010, our management had accrued compensation of $582,704 and $308,401, respectively.  We expect that our management will agree to convert a significant portion of accrued salaries into equity.  We will allocate a small portion of the capital we raise to the payment of salaries deferred by the executive team.  Once we obtain a minimum of $15 million in financing we will pay accrued salaries that have not been converted into equity, but only such amount as will not impact our ability to complete our development efforts.

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

We may seek to augment our technical capabilities and extend our recurring revenue base by acquiring companies and technologies.  We will seek to finance they acquisitions with equity but may require additional cash for such purposes.

We will seek to secure the capital necessary to fund our operations through equity or debt financing.  We currently are focusing on raising capital through the sale of equity in a private placement of our securities to one or more accredited investors, though we have not identified any definitive purchasers or made any offers to sell securities as of the date of this Report.  We believe that we could obtain the capital sufficient to fund the first phase of our development efforts in the second quarter of 2011, though we cannot assure investors that we will be successful in raising all or any part of the capital we require to initiate our operations.  We may also obtain capital from down-payments on projects in which we may become involved.  Though any capital we receive from our participation in projects would be devoted to the specific requirements of such project, we believe that the benefits of such development efforts would extend across the range of the services we will offer.

Going Concern

As a result of our limited revenues, continuing net losses, accumulated deficit of $1,240,571 and cash on hand of $9,555 as of March 31, 2011, there is substantial doubt about the Company’s ability to continue as a going concern.  Management is currently seeking additional sources of capital to fund short-term operations. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful in obtaining such financing.  Without additional sufficient financing, it would be unlikely that the Company could continue as a going concern.

The financial statements included in this Report do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern.  Further, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements of any kind.

Contractual Obligations

During the three month period ended on March 31, 2011, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2010 Annual Report.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements.  We refer readers to Note 1 to our audited financial statements for the year ended December 31, 2010 contained in our 2010 Annual Report.

Recent Accounting Pronouncements

We refer readers to Note 1 to our audited financial statements for the year ended December 31, 2010 contained in our 2010 Annual Report for a discussion of new and recently adopted accounting pronouncements.

Forward Looking Statements

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements relating to our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to;

•	our lack of an operating history makes it difficult to evaluate our business and prospects in an emerging market;
•	the absence of operations and revenues raises substantial doubt about our ability to continue as a going concern;
•	our ability to obtain financing to complete the development of our network service platform and consulting services platform and to implement our sales and marketing programs;
•	the efficacy of our products and service offerings;
•	customer acceptance of our products and service offerings;
•	all of the other risk factors set forth in our 2010Annual Report.

We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010, as disclosed in the 2010 Annual Report, and which remained extant as of the close of the period covered by this Report, our management concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2011.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures.  A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

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

Corrective Measures.

The Company has not yet taken any actions to remediate the material weaknesses in our ICFR and disclosure controls and procedures.  The Company will explore and consider the options available to us to remediate the material weaknesses.  The remediation measures we ultimately implement may include:

•	Creating a position to segregate duties consistent with control objectives that would increase our personnel resources and technical accounting expertise within the accounting function.
•	Retaining a third party accounting firm to assist in developing and establishing internal controls and procedures.
•
Organizing an audit committee and appointing one or more outside directors to our board of directors who would serve on the audit committee and be responsible for undertaking the implementation and oversight of internal controls and procedures.

The measures we implement will necessarily reflect our resource constraints.  We are a development stage company, have not generated any revenue from operations and possess limited financial resources.  For the time being, our limited financial resources will constrain our ability to implement and support the entire range of corrective measures we ultimately may elect to deploy.  Accordingly, we anticipate that we will introduce the corrective measures that we select over time as our resources permit and our business grows.

We cannot assure you at this time that the actions and remediation measures we ultimately implement will effectively remediate the material weaknesses described above or prevent the incidence of other significant deficiencies or material weaknesses in our internal control over financial reporting in the future.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

TIGA ENERGY SERVICES, INC.

Dated: May 16, 2011	By:	/s/ Michael W. Hathaway
	Name:	Michael W. Hathaway
	Title:	President, Principal Executive Officer

Dated: May 16, 2011	By:	/s/ Michael D. Noonan
	Name:	Michael D. Noonan
	Title:	Principal Financial Officer