Form 10-Q
period 2011-06-30
Tiga Energy Services Inc.
filed 2011-08-22
CIK 1454712

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 22, 2011, there were 5,364,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash	$10,811	$115,445
Accounts receivable, net of allowance for doubtful accounts of $17,350 and $-0- at June 30, 2011 and December 31, 2010, respectively	-	-
Deposits	1,395	1,395
Total current assets	12,206	116,840

Total assets	$12,206	$116,840

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$23,100	$-
Accounts payable, related party	4,365	4,365
Accrued expenses	684,256	506,354
Convertible notes payable, net of discount of $240,874 and $237,219 at June 30, 2011 and December 31, 2010, respectively	19,126	12,781
Total current liabilities	730,847	523,500

Long term debt:
Convertible notes payable, net of current maturities	115,000	-

Total liabilities	845,847	523,500

Stockholders' equity (deficit):
Preferred stock, 10,000,000 shares of $0.0001 par value authorized, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares of $0.0001 par value authorized, 5,364,000 shares issued and outstanding	536	536
Additional paid-in capital	638,112	623,112
(Deficit) accumulated during development stage	(1,472,289)	(1,030,308)
Total stockholders' equity (deficit)	(833,641)	(406,660)

Total liabilities and stockholders' equity (deficit)	$12,206	$116,840

See accompanying notes to financial statements.

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months		June 23, 2009
	Ended June 30,		Ended June 30,		(Inception) to
	2011	2010	2011	2010	June 30, 2011

Revenue	$-	$-	$17,350	$-	$17,350

Operating expenses:
General and administrative	25,894	104	49,988	2,242	82,843
Officer compensation	130,000	130,000	260,000	260,000	1,061,667
Professional fees	58,301	15,415	120,798	16,377	287,652

Total operating expenses	214,195	145,519	430,786	278,619	1,432,162

Net operating loss	(214,195)	(145,519)	(413,436)	(278,619)	(1,414,812)

Interest expense	(17,523)	(1,151)	(28,545)	(1,151)	(57,477)

Loss before provision for income taxes	(231,718)	(146,670)	(441,981)	(279,770)	(1,472,289)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(231,718)	$(146,670)	$(441,981)	$(279,770)	$(1,472,289)

Weighted average number of common shares outstanding - basic and fully diluted	5,364,000	4,114,000	5,364,000	4,109,884

Net (loss) per share - basic and fully diluted	$(0.04)	$(0.04)	$(0.08)	$(0.07)

See accompanying notes to financial statements.

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							(Deficit)
							accumulated
					Additional	Common	during	Total
	Preferred stock		Common stock		paid-In	stock	development	stockholders'
	Shares	Amount	Shares	Amount	capital	payable	stage	equity (deficit)

Common stock issued to founders	-	$-	4,000,000	$400	$(400)	$-	$-	$-

Common stock issued for cash	-	-	92,500	9	184,991	5,000	-	190,000

Net loss for the period from June 23, 2009 (inception) to December 31, 2009	-	-	-	-	-	-	(381,544)	(381,544)

Balance, December 31, 2009	-	$-	4,092,500	$409	$184,591	$5,000	$(381,544)	$(191,544)

Common stock issued for cash	-	-	17,500	2	34,998	(5,000)	-	30,000

Common stock issued for services	-	-	4,000	-	8,000	-	-	8,000

Beneficial conversion feature of convertible debt	-	-	-	-	250,000	-	-	250,000

Effect of reverse acquisition merger	-	-	1,125,000	112	(104,464)	-	-	(104,352)

Exercise of warrants for cash	-	-	125,000	13	249,987	-	-	250,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(648,764)	(648,764)

Balance, December 31, 2010	-	$-	5,364,000	$536	$623,112	$-	$(1,030,308)	$(406,660)

Beneficial conversion feature of convertible debt	-	-	-	-	15,000	-	-	15,000

Net loss for the six months ended June 30, 2011	-	-	-	-	-	-	(441,981)	(441,981)

Balance, June 30, 2011 (Unaudited)	-	$-	5,364,000	$536	$638,112	$-	$(1,472,289)	$(833,641)

See accompanying notes to financial statements.

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months		June 23, 2009
	Ended June 30,		(Inception) to
	2011	2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(441,981)	$(279,770)	$(1,472,289)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of beneficial conversion feature	11,345	-	24,126
Common stock issued for services	-	-	8,000
Decrease (increase) in assets:
Accounts receivable	-	-	-
Deposits	-	-	(1,395)
Increase (decrease) in liabilities:
Accounts payable	23,100	462	23,100
Accounts payable, related party	-	-	4,365
Accrued expenses	177,902	201,766	679,891
Net cash used in operating activities	(229,634)	(77,542)	(734,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in merger	-	-	13
Net cash provided by investing activities	-	-	13

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related party for merger	-	-	(100,000)
Proceeds from convertible notes payable	125,000	250,000	375,000
Proceeds from exercise of warrants	-		250,000
Proceeds from sale of common stock	-	30,000	220,000
Net cash provided by financing activities	125,000	280,000	745,000

NET CHANGE IN CASH	(104,634)	202,458	10,811

CASH AT BEGINNING OF YEAR	115,445	8,472	-

CASH AT END OF YEAR	$10,811	$210,930	$10,811

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Debt discount on beneficial conversion feature	$15,000	$250,000

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

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2011 and the results of operations, stockholders’ equity (deficit) and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The first blended renewable energy power plant is scheduled to break ground in the third quarter of 2011 in Bastrop County, Texas approximately 15 miles from Austin, assuming funding is obtainable. The plant will offer electricity to utilities in the Central Texas region and provide thermal energy services to the planned Eco-Merge Green Corporate Center.

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

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

No income or expenses have yet been incurred in this joint venture as of June 30, 2011.

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

Allowance for Doubtful Accounts
Accounts receivable at June 30, 2011, and December 31, 2010, include allowances for contract losses and other contract allowances aggregating $17,350 and $-0-, respectively.

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company is in the development stage and has limited revenues, has incurred net losses of $441,981 and $279,770 for the six months ending June 30, 2011 and 2010, respectively, has an accumulated deficit of $1,472,289 and cash on hand of $10,811 as of June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Note 6 – Accrued Expenses

Accrued expenses included the following at June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011	December 31, 2010
Accrued Compensation, Officers	$650,905	$490,203
Accrued Interest	33,351	16,151
	$684,256	$506,354

Note 7 – Convertible Note Payable

Convertible note payable consisted of the following at June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011	December 31, 2010
Unsecured debenture bearing interest at 12%, compounded quarterly, due on June 13, 2013, convertible into shares of common stock at $2.00 per share. The note carries a fourteen percent (14%) interest rate in the event of default. The note is convertible into 25,000 shares of common stock.	$50,000	$-

Unsecured debenture bearing interest at 12%, compounded quarterly, due on May 17, 2013, convertible into shares of common stock at $2.00 per share. The note carries a fourteen percent (14%) interest rate in the event of default. The note is convertible into 25,000 shares of common stock.	50,000	-

Unsecured debenture bearing interest at 12%, compounded quarterly, due on April 7, 2013, convertible into shares of common stock at $2.00 per share. The note holder also received warrants to purchase 7,500 shares at $2 per share over a four year period from the date of issuance on April 7, 2011. The note is convertible into 7,500 shares of common stock.	15,000	-

Unsecured debenture bearing interest at 30%, with interest payments of $250 per month, maturing on October 2, 2011, convertible into shares of common stock at $2.00 per share. The note is convertible into 5,000 shares of common stock.	10,000	-

Unsecured debenture bearing interest at 12%, compounded quarterly, due on June 16, 2012, convertible into shares of common stock at $2.00 per share. The note carries a fourteen percent (14%) interest rate in the event of default. The note is convertible into 125,000 shares of common stock.	250,000	250,000
Total convertible notes payable	375,000	250,000
Less: unamortized discount on beneficial conversion feature	240,874	237,219
Less: current portion	19,126	-
Convertible note payable	$115,000	$12,781

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The convertible notes were evaluated to determine if they contained an embedded derivative under ASU 815-15. The terms of the convertible notes did not include provisions that would trigger embedded derivative accounting. In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to $265,000. The discount is amortized over a two year period, from the date of issuance until the stated redemption date of the debt. As of June 30, 2011, $24,126 of the beneficial conversion features was amortized.

On April 7, 2011 the Company granted 7,500 warrants as part of the investment of $15,000 in exchange for the convertible promissory note. Of these warrants, 7,500 are fully vested and are exercisable until April 7, 2015 at an exercise price of $2.00 per share.

On June 16, 2010 the Company granted a total of 625,000 warrants as part of the investment of $250,000 in exchange for the convertible promissory note. Of these warrants, 250,000 are fully vested and are exercisable until June 16, 2014 at an exercise price of $2.50 per share. Another 125,000 warrants were fully vested and were exercisable until December 13, 2010 at an exercise price of $2.00 per share. These shares were exercised on December 13, 2010, and as such, 125,000 shares were issued in exchange for proceeds of $250,000. Another 250,000 warrants are vested after December 13, 2010 upon the successful exercise of the 125,000 warrants that expired on that day, and are exercisable until December 13, 2014 at an exercise price of $2.50 per share.

No shares have been issued pursuant to the debt conversion as of July 30, 2011.

Accrued interest on the above promissory notes totaled $33,351 and $16,151 at June 30, 2011 and December 31, 2010, respectively.

Interest expense totaled $17,200, including $11,345 of expense related to the amortization of the beneficial conversion feature, for the six months ended June 30, 2011. No interest expense was incurred during the six months ended June 30, 2010.

Note 8 – Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. The Company has not issued any preferred shares to date.

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. The Company had 5,364,000 shares issued and outstanding as of June 30, 2011.

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

Note 9 – Warrants and Options

Options and Warrants Granted
On April 7, 2011 the Company granted 7,500, fully vested warrants as part of the investment of $15,000 in exchange for the convertible promissory note. The warrants are exercisable until April 7, 2015 at an exercise price of $2.00 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 158% and a call option value of $1.7837, was $13,378, and was combined with the bifurcated beneficial conversion feature of the convertible debt as a debt discount in the amount of $15,000, which is being amortized over the two year life of the loan. The Company recognized $663 of interest expense during the six months ended June 30, 2011.

On June 16, 2010 the Company granted a total of 625,000 warrants as part of the investment of $250,000 in exchange for the convertible promissory note. Of these warrants, 250,000 are fully vested and are exercisable until June 16, 2014 at an exercise price of $2.50 per share. Another 125,000 warrants were fully vested and were exercisable until December 13, 2010 at an exercise price of $2.00 per share. These shares were exercised on December 13, 2010, and as such, 125,000 shares were issued in exchange for proceeds of $250,000. Another 250,000 warrants vested after December 13, 2010 upon the successful exercise of the 125,000 warrants that expired on that day, and are exercisable until December 13, 2014 at an exercise price of $2.50 per share.

No options have been granted as of the date of this report.

Options and Warrants Cancelled
No options or warrants were cancelled during the six months ended June 30, 2011 and 2010.

Options and Warrants Expired
No options or warrants expired during the six months ended June 30, 2011 and 2010.

Options and Warrants Exercised
On December 13, 2010, 125,000 warrants were exercised in exchange for proceeds of $250,000. No options or warrants were exercised during the six months ended June 30, 2011 and 2010.

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

For the six months ended June 30, 2011 and 2010, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $773,700 and $296,700 of federal net operating losses at June 30, 2011 and 2010, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2019.

Tiga Energy Services, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The components of the Company’s deferred tax asset are as follows:

	June 30,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$270,795	$103,845

Net deferred tax assets before valuation allowance	270,795	103,845
Less: Valuation allowance	(270,795)	(103,845)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2011 and 2010, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	June 30,
	2011	2010

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before June 30, 2011.

Note 11 – Subsequent Events

On August 9, 2011 we received $10,000 in exchange for an unsecured convertible debenture bearing interest at 12%, due on August 9, 2012, convertible into shares of common stock at $2.00 per share. The note is convertible into 5,000 shares of common stock.

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

Results of Operations for the Three Months Ended June 30, 2011 and 2010, respectively:

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,	Increase /
	2011	2010	(Decrease)
Revenue	$-	$-	$-

General and Administrative	25,894	104	25,790
Officer Compensation	130,000	130,000	-
Professional Fees	58,301	15,415	42,886

Total Operating Expenses	214,195	145,519	68,676

Net Operating (Loss)	(214,195)	(145,519)	68,676

Interest Expense	(17,523)	(1,151)	16,372

Net (Loss)	$(231,718)	$(146,670)	$85,048

Revenues:

During the three months ended June 30, 2011, we did not recognize any revenues.  We had no operations during the period from June 23, 2009 (inception) to June 30, 2010; accordingly, there is no basis for a comparison of revenues for the period covered by this report against the comparable 2010 period.  We have created a reserve for bad debt expense in the amount of $17,350 which represents an uncollectable account allowance with respect to revenues recognized from engineering service contracts during the three months ended March 31, 2011.

Because we have not yet received the proceeds under the services contracts, we continue to be considered as a development stage company.

General and Administrative:

General and administrative expenses were $25,894 for the three months ended June 30, 2011 compared to $104 for the three months ended June 30, 2010, an increase of $25,790 or approximately 24,798%.  The increase in general and administrative expense for the three months ended June 30, 2011 compared to the 2010 period was due to increased office supplies and travel expenses we incurred in connection with activities associated with our commenced operations, and $12,350 of bad debts expense during the three months ended June 30, 2011 that was not incurred in the comparative period in 2010.

Officer Compensation:

For the three months ended June 30, 2011, officer compensation expense was $130,000, of which $68,201 was accrued, compared to $130,000 for the three months ended June 30, 2010, of which $93,626 was accrued.  At June 30, 2011 and 2010, we had accrued compensation since inception of $650,905 and $402,027 respectively.

Professional Fees:

During the three months ended June 30, 2011, we incurred professional fees of $58,301 compared to $15,415 for the three months ended June 30, 2010, an increase of $42,886, or 278%.  Professional fees during the period covered by this report comprised architectural services fees in connection with our product development efforts and legal and accounting fees in connection with reports we file under federal securities laws, which were not applicable during the 2010 period.

Net Operating Loss:

During the three months ended June 30, 2011, we incurred a net operating loss of $214,195, or ($0.04) per share, compared to a net operating loss of $145,519 for the three months ended June 30, 2010, or ($0.04) per share, an increase of $68,676 or 47%.  Net operating loss increased primarily due to increased activities associated with our commenced operations that were not incurred in the comparative period, consisting primarily of additional professional fees, bad debt expense (an allowance for the possible un-collectability of the amount due under engineering service agreements we performed during the quarter) and increased office and travel expenses.

Interest Expense:

Interest expense was $17,523 for the three months ended June 30, 2011 compared to $1,151 for the three months ended June 30, 2010, which included $9,700 of interest expense accrued on $375,000 of convertible notes bearing interest between 12% and 30% per annum, and $7,823 of expenses related to the amortized discount on the beneficial conversion feature of the same convertible debentures.

Net Loss:

The net loss for the three months ended June 30, 2011 was $231,718 compared to a net loss of $146,670 for the three months ended June 30, 2010, an increased net loss of $85,048, or 58%.  Net loss increased primarily due to increased activities associated with our commenced operations that were not incurred in the comparative period, consisting primarily of additional professional fees, bad debt expense(an allowance for the possible un-collectability of the amount due under engineering service agreements we performed during the quarter), office and travel expenses and interest expenses.

Results of Operations for the Six Months Ended June 30, 2011 and 2010, respectively:

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,	Increase /
	2011	2010	(Decrease)
Revenue	$17,350	$-	$17,350

General and Administrative	49,988	2,242	47,746
Officer Compensation	260,000	260,000	-
Professional Fees	120,798	16,377	104,421

Total Operating Expenses	430,786	278,619	152,167

Net Operating (Loss)	(413,436)	(278,619)	134,817

Interest Expense	(28,545)	(1,151)	27,394

Net (Loss)	$(441,981)	$(279,770)	$162,211

Revenues:

During the six months ended June 30, 2011, we did not recognize any revenues.  We had no operations during the period from June 23, 2009 (inception) to June 30, 2010; accordingly, there is no basis for a comparison of revenues for the period covered by this report against the comparable 2010 period.  We have created a reserve for bad debt expense in the amount of $17,350 which represents an uncollectable account allowance with respect to revenues recognized from engineering service contracts during the six months ended June 30, 2011.

Because we have not yet received the proceeds under the services contracts, we continue to be considered as a development stage company.

General and Administrative:

General and administrative expenses were $49,988 for the six months ended June 30, 2011 compared to $2,242 for the six months ended June 30, 2010, an increase of $47,746 or approximately 2,130%.  The increase in general and administrative expense for the six months ended June 30, 2011 compared to the 2010 period was due to increased office supplies and travel expenses we incurred in connection with activities associated with our commenced operations, and $17,350 of bad debts expense during the six months ended June 30, 2011 that was not incurred in the comparative period in 2010.

Officer Compensation:

For the six months ended June 30, 2011, officer compensation expense was $260,000, of which $160,702 was accrued, compared to $260,000 for the six months ended June 30, 2010, of which $200,616 was accrued.  At June 30, 2011 and 2010, we had accrued compensation since inception of $650,905 and $402,027 respectively.

Professional Fees:

During the six months ended June 30, 2011, we incurred professional fees of $120,798 compared to $16,377 for the six months ended June 30, 2010, an increase of $104,421, or 638%.  Professional fees during the period covered by this report comprised architectural services fees in connection with our product development efforts and legal and accounting fees in connection with reports we file under federal securities laws, which were not applicable during the 2010 period.

Net Operating Loss:

During the six months ended June 30, 2011, we incurred a net operating loss of $413,436, or ($0.08) per share, compared to a net operating loss of $278,619 for the six months ended June 30, 2010, or ($0.07) per share, an increase of $134,817 or 48%.  Net operating loss increased primarily due to increased activities associated with our commenced operations that were not incurred in the comparative period, consisting primarily of additional professional fees, bad debt expense (an allowance for the possible un-collectability of the amount due under engineering service agreements we performed during the quarter) and increased office and travel expenses.

Interest Expense:

Interest expense was $28,545 for the six months ended June 30, 2011 compared to $1,151 for the six months ended June 30, 2010, which included $17,200 of interest expense accrued on $375,000 of convertible notes bearing interest between 12% and 30% per annum, and $11,345 of expenses related to the amortized discount on the beneficial conversion feature of the same convertible debentures.

Net Loss:

The net loss for the six months ended June 30, 2011 was $441,981 compared to a net loss of $279,770 for the six months ended June 30, 2010, an increased net loss of $162,211, or 58%.  Net loss increased primarily due to increased activities associated with our commenced operations that were not incurred in the comparative period, consisting primarily of additional professional fees, bad debt expense(an allowance for the possible un-collectability of the amount due under engineering service agreements we performed during the quarter), office and travel expenses and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at June 30, 2011 compared to December 31, 2010.

	June 30, 2011	December 31, 2010
Total Assets	$12,206	$116,840

Accumulated (Deficit)	$(1,472,289)	$(1,030,308)

Stockholders’ Equity (Deficit)	$(833,641)	$(406,660)

Working Capital (Deficit)	$(718,641)	$(406,660)

We are a new company with no material operating results to date.

At June 30, 2011, we had total assets of $12,206, consisting principally of cash and security deposits.  We have implemented financial controls in the business to ensure each expense is warranted and needed.

Since our inception, we have funded our operations from third party investments and loans.

On April 4, 2011, we borrowed the sum of $10,000 which is evidenced by an unsecured debenture bearing interest at 30%, with interest payments of $250 per month, maturing on October 2, 2011, convertible into shares of common stock at $2.00 per share. The note is convertible into 5,000 shares of common stock.

On April 7, 2011, we borrowed the sum of $15,000 which is evidenced by an unsecured debenture bearing interest at 12%, compounded quarterly, due on April 7, 2013, convertible into shares of common stock at $2.00 per share. The note holder also received warrants to purchase 7,500 shares at $2 per share over a four year period from the date of issuance on April 7, 2011. The note is convertible into 7,500 shares of common stock.

On May 17, 2011, we borrowed the sum of $50,000 which is evidenced by an unsecured debenture bearing interest at 12%, compounded quarterly, due on May 17, 2013, convertible into shares of common stock at $2.00 per share. The note carries a fourteen percent (14%) interest rate in the event of default. The note is convertible into 25,000 shares of common stock.

On June 13, 2011, we borrowed the sum of $50,000 which is evidenced by an unsecured debenture bearing interest at 12%, compounded quarterly, due on June 13, 2013, convertible into shares of common stock at $2.00 per share. The note carries a fourteen percent (14%) interest rate in the event of default. The note is convertible into 25,000 shares of common stock.

On August 9, 2011, we borrowed the sum of $10,000 which is evidenced by an unsecured convertible promissory note that bears interest at the rate of 12% per year and matures on August 9, 2012.  The principal amount of the note is convertible into shares of common stock at $2.00 per share, which entitles the holder to receive 5,000 shares of common stock upon maturity of the note.

Since our inception, our management has deferred all or part of its salaries.  As of June 30, 2011 and June 30, 2010, our management had accrued compensation of $650,905 and $402,027, respectively.  We expect that our management will agree to convert a significant portion of accrued salaries into equity.  We will allocate a small portion of the capital we raise to the payment of salaries deferred by the executive team.  Once we obtain a minimum of $15 million in financing we will pay accrued salaries that have not been converted into equity, but only such amount as will not impact our ability to complete our development efforts.

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

We believe that we can develop the entire range of our product capabilities, implement a sophisticated marketing program and build our organizational infrastructure (personnel and equipment) for a total cost of approximately $20 million.  We also require cash for marketing and general and administrative costs and expenses.

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

We may seek to augment our technical capabilities and extend our recurring revenue base by acquiring companies and technologies.  We will seek to finance the acquisitions with equity but may require additional cash for such purposes.

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

Going Concern

As a result of our limited revenues, continuing net losses, accumulated deficit of $1,472,289 and cash on hand of $10,811 as of June 30, 2011, there is substantial doubt about the Company’s ability to continue as a going concern.  Management is currently seeking additional sources of capital to fund short-term operations. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful in obtaining such financing.  Without additional sufficient financing, it would be unlikely that the Company could continue as a going concern.

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

Contractual Obligations

During the six month period ended on June 30, 2011, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2010 Annual Report.

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

•	our lack of an operating history makes it difficult to evaluate our business and prospects in an emerging market;
•	the absence of operations and revenues raises substantial doubt about our ability to continue as a going concern;
•	our ability to obtain financing to complete the development of our network service platform and consulting services platform and to implement our sales and marketing programs;
•	the efficacy of our products and service offerings;
•	customer acceptance of our products and service offerings;
•	all of the other risk factors set forth in our 2010 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010, as disclosed in the 2010 Annual Report, and which remained extant as of the close of the period covered by this Report, our management concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS1	XBRL Instance Document

101.SCH1	XBRL Taxonomy Extension Schema Document

101.CAL1	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB1	XBRL Taxonomy Extension Label Linkbase Document

101.PRE1	XBRL Taxonomy Extension Presentation Linkbase Document

1	To be filed by amendment.

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

TIGA ENERGY SERVICES, INC.

Dated: August 22, 2011	By:	/s/ Michael W. Hathaway
	Name:	Michael W. Hathaway
	Title:	President, Principal Executive Officer

Dated: August 22, 2011	By:	/s/ Michael D. Noonan
	Name:	Michael D. Noonan
	Title:	Principal Financial Officer