Form 10-Q
period 2011-09-30
Tiga Energy Services Inc.
filed 2011-11-21
CIK 1454712

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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
☒ Yes  ☐ No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 21, 2011, there were 5,364,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash	$28,989	$115,445
Accounts receivable, net of allowance for doubtful accounts of $12,350 and $-0- at September 30, 2011 and December 31, 2010, respectively	5,000	-
Deposits	1,395	1,395
Total current assets	35,384	116,840

Total assets	$35,384	$116,840

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$44,540	$-
Accounts payable, related party	4,365	4,365
Accrued expenses	802,331	506,354
Notes payable	30,000	-
Convertible notes payable, net of discount of $226,216 and $237,219 at September 30, 2011 and December 31, 2010, respectively	33,784	12,781
Total current liabilities	915,020	523,500

Long term debt:
Convertible notes payable, net of discount of $25,000 and $-0- at September 30, 2011 and December 31, 2010, respectively	115,000	-

Total liabilities	1,030,020	523,500

Stockholders' equity (deficit):
Preferred stock, 10,000,000 shares of $0.0001 par value authorized, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares of $0.0001 par value authorized, 5,364,000 shares issued and outstanding	536	536
Additional paid-in capital	663,112	623,112
(Deficit) accumulated during development stage	(1,658,284)	(1,030,308)
Total stockholders' equity (deficit)	(994,636)	(406,660)

Total liabilities and stockholders' equity (deficit)	$35,384	$116,840

See accompanying notes to financial statements.

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months		June 23, 2009
	Ended September 30,		Ended September 30,		(Inception) to
	2011	2010	2011	2010	September 30, 2011

Revenue	$-	$-	$17,350	$-	$17,350

Operating expenses:
General and administrative	3,575	7,825	53,563	10,067	86,418
Officer compensation	130,000	130,000	390,000	390,000	1,191,667
Professional fees	25,387	16,390	146,185	32,767	313,039

Total operating expenses	158,962	154,215	589,748	432,834	1,591,124

Net operating loss	(158,962)	(154,215)	(572,398)	(432,834)	(1,573,774)

Interest expense	(27,033)	(18,549)	(55,578)	(19,700)	(84,510)

Loss before provision for income taxes	(185,995)	(172,764)	(627,976)	(452,534)	(1,658,284)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(185,995)	$(172,764)	$(627,976)	$(452,534)	$(1,658,284)

Weighted average number of common shares outstanding - basic and fully diluted	5,364,000	4,111,271	5,364,000	4,104,771

Net (loss) per share - basic and fully diluted	$(0.03)	$(0.04)	$(0.12)	$(0.11)

See accompanying notes to financial statements.

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							(Deficit)
							accumulated
					Additional	Common	during	Total
	Preferred stock		Common stock		paid-In	stock	development	stockholders'
	Shares	Amount	Shares	Amount	capital	payable	stage	equity (deficit)

Common stock issued to founders	-	$-	4,000,000	$400	$(400)	$-	$-	$-

Common stock issued for cash	-	-	92,500	9	184,991	5,000	-	190,000

Net loss for the period from June 23, 2009 (inception) to December 31, 2009	-	-	-	-	-	-	(381,544)	(381,544)

Balance, December 31, 2009	-	$-	4,092,500	$409	$184,591	$5,000	$(381,544)	$(191,544)

Common stock issued for cash	-	-	17,500	2	34,998	(5,000)	-	30,000

Common stock issued for services	-	-	4,000	-	8,000	-	-	8,000

Beneficial conversion feature of convertible debt	-	-	-	-	250,000	-	-	250,000

Effect of reverse acquisition merger	-	-	1,125,000	112	(104,464)	-	-	(104,352)

Exercise of warrants for cash	-	-	125,000	13	249,987	-	-	250,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(648,764)	(648,764)

Balance, December 31, 2010	-	$-	5,364,000	$536	$623,112	$-	$(1,030,308)	$(406,660)

Beneficial conversion feature of convertible debt	-	-	-	-	40,000	-	-	40,000

Net loss for the nine months ended September 30, 2011	-	-	-	-	-	-	(627,976)	(627,976)

Balance, September 30, 2011 (Unaudited)	-	$-	5,364,000	$536	$663,112	$-	$(1,658,284)	$(994,636)

See accompanying notes to financial statements.

TIGA ENERGY SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months		June 23, 2009
	Ended September 30,		(Inception) to
	2011	2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(627,976)	$(452,534)	$(1,658,284)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of beneficial conversion feature	26,003	11,049	38,784
Common stock issued for services	-	-	8,000
Decrease (increase) in assets:
Accounts receivable	(5,000)	-	(5,000)
Deposits	-	-	(1,395)
Increase (decrease) in liabilities:
Accounts payable	44,540	-	44,540
Accounts payable, related party	-	-	4,365
Accrued expenses	295,977	284,849	797,966
Net cash used in operating activities	(266,456)	(156,636)	(771,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in merger	-	-	13
Net cash provided by investing activities	-	-	13

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related party for merger	-	-	(100,000)
Proceeds from notes payable	30,000	-	30,000
Proceeds from convertible notes payable	150,000	250,000	400,000
Proceeds from exercise of warrants	-	-	250,000
Proceeds from sale of common stock	-	30,000	220,000
Net cash provided by financing activities	180,000	280,000	800,000

NET CHANGE IN CASH	(86,456)	123,364	28,989

CASH AT BEGINNING OF PERIOD	115,445	8,472	-

CASH AT END OF PERIOD	$28,989	$131,836	$28,989

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Debt discount on beneficial conversion feature	$40,000	$250,000

See accompanying notes to financial statements.

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

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2011 and the results of operations, stockholders’ equity (deficit) and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The first blended renewable energy power plant is scheduled to break ground in Bastrop County, Texas approximately 15 miles from Austin, assuming funding can be obtained. The plant will offer electricity to utilities in the Central Texas region and provide thermal energy services to the planned Eco-Merge Green Corporate Center.

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

No income or expenses have yet been incurred in this joint venture as of September 30, 2011.

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

Allowance for Doubtful Accounts
Accounts receivable at September 30, 2011, and December 31, 2010, include allowances for contract losses and other contract allowances aggregating $12,350 and $-0-, respectively.

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company is in the development stage and has limited revenues, has incurred net losses of $627,976 and $452,534 for the nine months ending September 30, 2011 and 2010, respectively, has an accumulated deficit of $1,658,284 and cash on hand of $28,989 as of September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Note 6 – Accrued Expenses

Accrued expenses included the following at September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011	December 31, 2010
Accrued Compensation, Officers	$756,605	$490,203
Accrued Interest	45,726	16,151
	$802,331	$506,354

Note 7 –Notes Payable

Convertible note payable consisted of the following at September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011	December 31, 2010
Unsecured debenture bearing interest at 30%, due on August 31, 2012.	$20,000	$-

Unsecured debenture bearing interest at 12%, due on August 7, 2012.	10,000	-
Total notes payable	$30,000	$-

Accrued interest on the above promissory notes totaled $675 and $-0- at September 30, 2011 and December 31, 2010, respectively.

Note 8 – Convertible Notes Payable

Convertible note payable consisted of the following at September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011	December 31, 2010
Unsecured debenture bearing interest at 12%, compounded quarterly, due on September 28, 2013, convertible into shares of common stock at $2.00 per share. The note carries a fourteen percent (14%) interest rate in the event of default. The note holder also received warrants to purchase 12,500 shares at $2 per share over a four year period from the date of issuance on September 29, 2011. The note is convertible into 12,500 shares of common stock.	$25,000	$-

Unsecured debenture bearing interest at 12%, compounded quarterly, due on June 13, 2013, convertible into shares of common stock at $2.00 per share. The note carries a fourteen percent (14%) interest rate in the event of default. The note is convertible into 25,000 shares of common stock.	50,000	-

Unsecured debenture bearing interest at 12%, compounded quarterly, due on May 17, 2013, convertible into shares of common stock at $2.00 per share. The note carries a fourteen percent (14%) interest rate in the event of default. The note is convertible into 25,000 shares of common stock.	50,000	-

Unsecured debenture bearing interest at 12%, compounded quarterly, due on April 7, 2013, convertible into shares of common stock at $2.00 per share. The note holder also received warrants to purchase 7,500 shares at $2 per share over a four year period from the date of issuance on April 7, 2011. The note is convertible into 7,500 shares of common stock.	15,000	-

Unsecured debenture bearing interest at 30%, with interest payments of $250 per month, maturing on October 2, 2011, convertible into shares of common stock at $2.00 per share. The note is convertible into 5,000 shares of common stock.	10,000	-

Unsecured debenture bearing interest at 12%, compounded quarterly, due on June 16, 2012, convertible into shares of common stock at $2.00 per share. The note carries a fourteen percent (14%) interest rate in the event of default. The note is convertible into 125,000 shares of common stock.	250,000	250,000
Total convertible notes payable	400,000	250,000
Less: unamortized discount on beneficial conversion feature	251,216	237,219
Less: current portion	33,784	12,781
Convertible note payable	$115,000	$-

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

The aforementioned accounting treatment resulted in a total debt discount equal to $290,000. The discount is amortized over a two year period, from the date of issuance until the stated redemption date of the debt. As of September 30, 2011, $38,784 of the beneficial conversion features was amortized.

On September 29, 2011 the Company granted 12,500 warrants as part of the investment of $25,000 in exchange for the convertible promissory note. Of these warrants, 12,500 are fully vested and are exercisable until September 28, 2015 at an exercise price of $2.00 per share.

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

No shares have been issued pursuant to the debt conversion as of September 30, 2011.

Accrued interest on the above promissory notes totaled $45,051 and $16,151 at September 30, 2011 and December 31, 2010, respectively.

Interest expense totaled $55,578, including $26,003 of expense related to the amortization of the beneficial conversion feature, for the nine months ended September 30, 2011, and $19,700, including $12,781 of expense related to the amortization of the beneficial conversion feature, for the nine months ended September 30, 2010.

Note 9 – Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. The Company has not issued any preferred shares to date.

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. The Company had 5,364,000 shares issued and outstanding as of September 30, 2011.

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

Note 10 – Warrants and Options

Options and Warrants Granted
On September 29, 2011 the Company granted 12,500 warrants as part of the investment of $25,000 in exchange for the convertible promissory note. Of these warrants, 12,500 are fully vested and are exercisable until September 28, 2015 at an exercise price of $2.00 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 174% and a call option value of $1.8374, was $22,968, and was combined with the bifurcated beneficial conversion feature of the convertible debt as a debt discount in the amount of $25,000, which is being amortized over the two year life of the loan. The Company recognized $-0- of interest expense during the nine months ended September 30, 2011.

On April 7, 2011 the Company granted 7,500, fully vested warrants as part of the investment of $15,000 in exchange for the convertible promissory note. The warrants are exercisable until April 7, 2015 at an exercise price of $2.00 per share. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 158% and a call option value of $1.7837, was $13,378, and was combined with the bifurcated beneficial conversion feature of the convertible debt as a debt discount in the amount of $15,000, which is being amortized over the two year life of the loan. The Company recognized $767 of interest expense during the nine months ended September 30, 2011.

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

Options and Warrants Cancelled
No options or warrants were cancelled during the nine months ended September 30, 2011 and 2010.

Options and Warrants Expired
No options or warrants expired during the nine months ended September 30, 2011 and 2010.

Options and Warrants Exercised
On December 13, 2010, 125,000 warrants were exercised in exchange for proceeds of $250,000. No options or warrants were exercised during the nine months ended September 30, 2011 and 2010.

Note 11 – Income Taxes

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

For the nine months ended September 30, 2011 and 2010, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $842,975 and $393,900 of federal net operating losses at September 30, 2011 and 2010, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2019.

The components of the Company’s deferred tax asset are as follows:

	September 30,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$295,000	$137,900

Net deferred tax assets before valuation allowance	295,000	137,900
Less: Valuation allowance	(295,000)	(137,900)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2011 and 2010, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	September 30,
	2011	2010

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35)%	(35)%

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions as of any date on or before September 30, 2011.

Note 12 – Subsequent Events

There have been no reportable subsequent events to report.

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

Our solutions will enable our customers to:

•
coordinate end points, that is, connect a diverse array of unrelated energy resources such as building automation systems, smart grid devices HVAC systems, distributed and renewable generation sources and the systems that manage and monitor them;

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

Our open standards, network service platform, “TigaNET,” will provide a centralized, managed network service for an increasingly diverse and distributed energy market.  TigaNET is being developed as a framework for connecting our customers and their energy assets more economically and quickly than existing solutions offered by large consulting firms that offer competing products.  TigaNET will provide a feature-rich environment available to users of virtually any size and economic means.  It will offer virtually unlimited scalability and will be capable of connecting millions of end-point assets and systems.

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

•
Single interface for all energy related services – TigaNET allows end-users to access energy related information, facilities service data, energy consumption information and other data through a single source that is accessible via multiple interfaces such as web portals, premises control systems, back office applications and smart phone applications.

•
Managed Cyber-Security for Facilities and Utility Control Systems – Facilities and utilities can securely connect to Internet-based services and controls via TigaNET’s information exchange which provides a mechanism for these organizations to leverage the flexibility and functionality of the Internet without directly risking interaction with Internet-based energy services.

TigaNET will deliver supplementary content, products and services to our customers, including, for example, a Web-based energy applications storefront that will offer third-party applications that can enhance their operational capabilities and that we anticipate will provide additional sources of ongoing revenue to our Company.

Target customers for TigaNET comprise consumers that possess or that are implementing distributable and renewable energy solutions that must manage and monitor these technologies in real time and centrally measure their return on generation.  These include microgrids, C&I facilities (corporate campuses and industrial complexes), commercial and private institutions (universities and hospitals), big box stores and master planned communities.

We offer our engineering, architecture and design services that comprise our engineering services platform on a project-by-project basis.  Our consulting services encompass working with organizations to provide cyber security, network assessment, threat mitigation; network and information architecture services; network deployment and implementation, and integration and interoperability of legacy systems to energy assets.  The core elements of our engineering services platform can be easily adapted and migrated among customers in diverse business environments at minimal cost and effort to us, which will reduce our overall cost of development for each project and enable us to provide solutions in new and unanticipated business sectors.  The flexibility, efficiency and economics of our solutions render our services available to a diverse array of customers, which will provide us access to a wide range of revenue streams.  For example, smart grid device manufacturers may engage us to engineer solutions that enable their technologies and devices to communicate with utilities and connect with and integrate into to wider energy networks, improve their effectiveness and enhance security against cyber attack.  Energy service and facility management companies may retain us to design secure systems that integrate new and legacy technologies and overcome the proprietary architectures, communications and information systems that prevent these systems from communicating and integrating with each other

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

We expect that the salaries and variable consulting fees that we may incur in connection with the completion of the development of our service platforms and custom solutions devised for discrete projects will be a significant cost.  Given the complexity and sophistication of our solutions, the consultants we will retain to assist in our research and development efforts will be experienced computer personnel with specific skill sets in network architecture, encryption and security, standards adoption and machine intelligence.  We expect that the consultants with the qualifications we require will be costly.  Eventually, we will have to hire sales personnel, sales support engineers and product support engineers to achieve deep market penetration.  Personnel possessing these skill sets also may be costly.

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

Results of Operations for the Three Months Ended September 30, 2011 and 2010, respectively:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,	Increase /
	2011	2010	(Decrease)
Revenue	$-	$-	$-

General and Administrative	3,575	7,825	(4,250)
Officer Compensation	130,000	130,000	-
Professional Fees	25,387	16,390	8,997

Total Operating Expenses	158,962	154,215	4,747

Net Operating (Loss)	(158,962)	(154,215)	(4,747)

Interest Expense	(27,033)	(18,549)	(8,484)

Net (Loss)	$(185,995)	$(172,764)	$(13,231)

Revenues:

During the three months ended September 30, 2011, we did not recognize any revenues, and we had no operations during the three months ended September 30, 2010; accordingly, there is no basis for a comparison of revenues for the period covered by this report against the comparable 2010 period.  We have created a reserve for bad debt expense in the amount of $12,350 which represents an uncollectable account allowance with respect to revenues recognized from engineering service contracts during the three months ended March 31, 2011.

Because we have not yet received significant proceeds under our service contracts, we continue to be considered as a development stage company.

General and Administrative:

General and administrative expenses were $3,575 for the three months ended September 30, 2011 compared to $7,825 for the three months ended September 30, 2010, a decrease of ($4,250) or approximately (54%).  The decrease in general and administrative expense for the three months ended September 30, 2011 compared to the 2010 period was primarily due to a $5,000 adjustment to bad debts expense for the reversal of a portion of our previously established allowance for doubtful accounts. We reduced our bad debts expense by $5,000 during the three months ended September 30, 2011 due to the subsequent collection of $5,000 of revenues in October of 2011.

Officer Compensation:

For the three months ended September 30, 2011, officer compensation expense was $130,000, of which $105,700 was accrued, compared to $130,000 for the three months ended September 30, 2010, of which $75,582 was accrued.  At September 30, 2011 and 2010, we had accrued compensation since inception of $756,605 and $477,609 respectively.

Professional Fees:

During the three months ended September 30, 2011, we incurred professional fees of $25,387 compared to $16,390 for the three months ended September 30, 2010, an increase of $8,997, or 55%.  Professional fees during the period covered by this report were comprised of architectural service fees in connection with our product development efforts and legal and accounting fees related to reporting requirements under federal securities laws, which were not applicable during the comparative 2010 period.

Net Operating Loss:

During the three months ended September 30, 2011, we incurred a net operating loss of $158,962, or ($0.03) per share, compared to a net operating loss of $154,215 for the three months ended September 30, 2010, or ($0.04) per share, an increase of $4,747 or 3%. Net operating loss increased primarily due to increased professional fees of $8,997 related to reporting requirements under federal securities laws, which were not applicable during the comparative 2010 period, as offset by reversal of bad debts expense in the three months ended September 30, 2011 of a portion of our previously established allowance for doubtful accounts.

Interest Expense:

Interest expense was $27,033 for the three months ended September 30, 2011 compared to $18,549 for the three months ended September 30, 2010, which included $12,375 and $7,500 of interest expense accrued on promissory notes bearing interest between 12% and 30% per annum, and $14,658 and $11,049 of expenses related to the amortized discount on the beneficial conversion feature of convertible debentures for the three months ended September 30, 2011 and 2010, respectively. The increase in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was due to additional financing obtained through promissory notes incurred subsequent to the three month period ending September 30, 2010.

Net Loss:

The net loss for the three months ended September 30, 2011 was $185,995 compared to a net loss of $172,764 for the three months ended September 30, 2010, an increased net loss of $13,231, or 8%. Net loss increased primarily due to increased activities associated with our commenced operations that were not incurred in the comparative period, consisting primarily of additional professional fees, and interest expenses.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010, respectively:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,	Increase /
	2011	2010	(Decrease)
Revenue	$17,350	$-	$17,350

General and Administrative	53,563	10,067	43,496
Officer Compensation	390,000	390,000	-
Professional Fees	146,185	32,767	113,418

Total Operating Expenses	589,748	432,834	156,914

Net Operating (Loss)	(572,398)	(432,834)	(139,564)

Interest Expense	(55,578)	(19,700)	(35,878)

Net (Loss)	$(627,976)	$(452,534)	$175,442

Revenues:

During the nine months ended September 30, 2011, we recorded $17,350 of revenues.  We had no operations during the nine months ended September 30, 2010; accordingly, there is no basis for a comparison of revenues for the period covered by this report against the comparable 2010 period.  We have created a reserve for bad debt expense in the amount of $12,350 which represents an uncollectable account allowance with respect to revenues recognized from engineering service contracts during the nine months ended September 30, 2011.
Because we have not yet received significant proceeds under our service contracts, we continue to be considered as a development stage company.

General and Administrative:

General and administrative expenses were $53,563 for the nine months ended September 30, 2011 compared to $10,067 for the nine months ended September 30, 2010, an increase of $43,496, or approximately 432%.  The increase in general and administrative expense was due to increased office supplies and travel expenses we incurred in connection with activities associated with the anticipated commencement of our operations, and $12,350 of bad debts expensed during the nine months ended September 30, 2011 that was not incurred in the comparative period in 2010.

Officer Compensation:

For the nine months ended September 30, 2011, officer compensation expense was $390,000, of which $266,402 was accrued, compared to $390,000 for the nine months ended September 30, 2010, of which $275,208 was accrued.  At September 30, 2011 and 2010, we had accrued compensation since inception of $756,605 and $477,609, respectively.

Professional Fees:

During the nine months ended September 30, 2011, we incurred professional fees of $146,185 compared to $32,767 for the nine months ended September 30, 2010, an increase of $113,418, or 346%. Professional fees during the period covered by this report comprised architectural services fees in connection with our product development efforts and legal and accounting fees related to reporting requirements under federal securities laws, which were not applicable during the 2010 period.

Net Operating Loss:

During the nine months ended September 30, 2011, we incurred a net operating loss of $572,398, or ($0.11) per share, compared to a net operating loss of $432,834 for the nine months ended September 30, 2010, or ($0.11) per share, an increase of $139,564 or 32%.  Net operating loss increased primarily due to increased activities associated with our commenced operations that were not incurred in the comparative period, consisting primarily of additional professional fees, bad debt expense related to the establishment of an allowance for doubtful accounts of $12,350 under engineering service agreements, and increased office and travel expenses.

Interest Expense:

Interest expense was $55,578 for the nine months ended September 30, 2011 compared to $19,700 for the nine months ended September 30, 2010, which included $29,575 and $8,651 of interest expense accrued on promissory notes bearing interest between 12% and 30% per annum, and $26,003 and $11,049 of expenses related to the amortized discount on the beneficial conversion feature of convertible debentures for the three months ended September 30, 2011 and 2010, respectively. The increase in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was due to additional financing obtained through promissory notes incurred subsequent to the nine month period ending September 30, 2010.

Net Loss:

The net loss for the nine months ended September 30, 2011 was $627,976 compared to a net loss of $452,534 for the nine months ended September 30, 2010, an increased net loss of $175,442, or 39%. Net loss increased primarily due to increased activities associated with our commenced operations that were not incurred in the comparative period, consisting primarily of additional professional fees, bad debt expense related to the establishment of an allowance for doubtful accounts of $12,350 under engineering service agreements, office supplies, travel expenses and increased interest expenses incurred on additional debt financing obtained during the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at September 30, 2011 compared to December 31, 2010.

	September 30, 2011	December 31, 2010
Total Assets	$35,384	$116,840

Accumulated (Deficit)	$(1,658,284)	$(1,030,308)

Stockholders’ Equity (Deficit)	$(994,636)	$(406,660)

Working Capital (Deficit)	$(879,636)	$(406,660)

We are a new company with no material operating results to date.

At September 30, 2011, we had total assets of $35,484, consisting principally of cash, accounts receivable and security deposits.  We have implemented financial controls in the business to ensure each expense is warranted and needed.

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

On August 8, 2011, we borrowed the sum of $10,000 which is evidenced by an unsecured promissory note that bears interest at the rate of 12% per year and matures on August 7, 2012.

On September 1, 2011, we borrowed the sum of $20,000 which is evidenced by an unsecured promissory note that bears interest at the rate of 30% per year and matures on August 31, 2012.

On September 29, 2011, we borrowed the sum of $25,000 which is evidenced by an unsecured debenture bearing interest at 12%, compounded quarterly, due on September 28, 2013, convertible into shares of common stock at $2.00 per share. The note holder also received warrants to purchase 12,500 shares at $2 per share over a four year period from the date of issuance on September 29, 2011. The note is convertible into 12,500 shares of common stock.

Since our inception, our management has deferred all or part of its salaries.  As of September 30, 2011 and September 30, 2010, our management had accrued compensation of $756,605 and $490,203, respectively.  We expect that our management will agree to convert a significant portion of accrued salaries into equity.  We will allocate a small portion of the capital we raise to the payment of salaries deferred by the executive team.  Once we obtain a minimum of $15 million in financing we will pay accrued salaries that have not been converted into equity, but only such amount as will not impact our ability to complete our development efforts.

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

Once we establish these services, we will add messaging and communications services, energy based connectivity to home gateway products and the interfaces into energy asset management applications to TigaNET.  We will require capital of approximately $2 million to $3 million to complete the development of these services, some of which we expect to derive from revenue generated by operations.   We will allot a portion of our available capital resources, whether received from financing activities or generated from operations, to marketing and general and administrative costs and expenses.

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

Going Concern

As a result of our limited revenues, continuing net losses, accumulated deficit of $1,658,284 and cash on hand of $29,989 as of September 30, 2011, there is substantial doubt about the Company’s ability to continue as a going concern.  Management is currently seeking additional sources of capital to fund short-term operations. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful in obtaining such financing.  Without additional sufficient financing, it would be unlikely that the Company could continue as a going concern.

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

Contractual Obligations

During the nine month period ended on September 30, 2011, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2010 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010, as disclosed in the 2010 Annual Report, and which remained extant as of the close of the period covered by this Report, our management concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2011.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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

TIGA ENERGY SERVICES, INC.

Dated: November 21, 2011	By:	/s/ Michael W. Hathaway
	Name:	Michael W. Hathaway
	Title:	President, Principal Executive Officer

Dated: November 21, 2011	By:	/s/ Michael D. Noonan
	Name:	Michael D. Noonan
	Title:	Principal Financial Officer